Form 10-K
period 2013-12-31
Auspex Pharmaceuticals, Inc.
filed 2014-03-28
CIK 1454189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-36292

Auspex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4862842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3366 N. Torrey Pines Court, Suite 225, San Diego, CA	92037
(Address of principal executive offices)	(Zip Code)

(858) 558-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

The number of outstanding shares of the registrant’s common stock as of March 25, 2014 was 23,610,007.

AUSPEX PHARMACEUTICALS, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost, timing and potential indications of our product development activities and clinical trials, including our ongoing and later trials of SD-809;

•	our ability to obtain and maintain regulatory approval of our product candidates, including SD-809, in any of the indications for which we plan to develop them, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the future results in ongoing or later clinical trials, including SD-809, and our ability to obtain orphan drug designation for SD-809 or any of our other product candidates;

•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates, including SD-809;

•	our plans to research, develop and commercialize our product candidates, including SD-809;

•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;

•	the size of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates, including SD-809;

•	the rate and degree of market acceptance of our product candidates, including SD-809;

•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	our ability to manufacture or contract to manufacture acceptable products for clinical trials and commercialization in compliance with the U.S. Food and Drug Administration’s current good manufacturing practice regulations;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	our ability to attract and retain key scientific or management personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our use of the proceeds from our recently completed initial public offering;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and our ability to operate our business without infringing on the intellectual property rights of others.

In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this annual report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should carefully read this annual report and the documents that we reference in this annual report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this annual report by these cautionary statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases, which are rare diseases that affect fewer than 200,000 people in the United States and that may often present unmet medical needs. Our pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, an orphan disease, and tardive dyskinesia and Tourette syndrome, subsets of either of which may be deemed to be orphan diseases, as well as other orphan indications.

Our lead product candidate, SD-809, is in a Phase 3 registration clinical trial for the treatment of chorea (abnormal involuntary movements) associated with Huntington’s disease. Tetrabenazine (marketed as Xenazine in the United States) is the only therapy approved by the U.S. Food and Drug Administration, or FDA, for this indication. Using our know-how in deuterium chemistry, we made chemical modifications at specific positions in the tetrabenazine molecule to create the novel drug candidate SD-809 (dutetrabenazine). Deuterium is a non-toxic, naturally occurring form of hydrogen. The substitution of deuterium (2H) for hydrogen (1H) at specific positions attenuates the breakdown of the drug’s active metabolites resulting in a differentiated pharmacokinetic profile compared to tetrabenazine. This profile should enable less frequent dosing, improved tolerability, reduced interpatient variability in drug metabolism, as well as reduced drug interactions and reduced need for genotyping for drug-metabolizing enzymes. We believe that this profile will allow SD-809 to address unmet needs in a variety of hyperkinetic movement disorders.

Movement disorders are poorly-addressed and debilitating medical conditions. In the United States, a majority of the 30,000 Huntington’s disease patients manifest chorea, an estimated 500,000 people suffer from tardive dyskinesia and several hundred thousand have tics (abnormal involuntary movements or vocalizations) associated with Tourette syndrome. Tetrabenazine is the only FDA-approved product for use in treating chorea associated with Huntington’s disease. There are no FDA-approved treatments for tardive dyskinesia and there are limited treatment options for tics associated with Tourette syndrome. A 2007 retrospective chart review conducted by physicians at the Baylor College of Medicine reported that over 75% of patients treated with tetrabenazine had moderate to marked improvement for chorea associated with Huntington’s disease, tardive dyskinesia and tics associated with Tourette syndrome.

Since its launch in the fourth quarter of 2008, annual tetrabenazine sales in the United States have grown to approximately $250 million for the year ended December 31, 2013, which represents an estimated $60,000 to $70,000 annual cost of treatment per patient. We estimate that approximately 4,000 patients are on tetrabenazine therapy in the United States. We believe this limited usage of tetrabenazine is primarily due to its dosing frequency, need for genotyping for drug metabolizing enzymes, poor tolerability and side effect profile. In addition, lack of patent protection for tetrabenazine and its uses may have discouraged investment in developing tetrabenazine for treatment of tardive dyskinesia and Tourette syndrome. We believe that SD-809 can overcome a number of the foregoing limitations of tetrabenazine and has the potential to change the treatment paradigm and expand the treatment of chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome

We have completed several Phase 1 clinical trials for SD-809 which demonstrate that, compared to tetrabenazine, it has a differentiated pharmacokinetic profile. Our ongoing development program for SD-809 for the treatment of chorea associated with Huntington’s disease is in Phase 3 development. Our Phase 3 registration clinical trial in this indication, which we refer to as First-HD, is designed to evaluate, and generate label information for, the safety, tolerability and efficacy of SD-809 for treating chorea associated with Huntington’s disease. We expect that top-line data from First-HD will be available in the fourth quarter of 2014. We have also initiated an open-label clinical trial, which we refer to as ARC-HD, that will evaluate long-term safety as well as provide guidance on how to switch patients who are currently on tetrabenazine to SD-809. We are also planning a Phase 2/3 efficacy clinical trial of SD-809 for the treatment of tardive dyskinesia and a Phase 1b clinical trial of SD-809 for the treatment of tics associated with Tourette syndrome.

Based on the results of our ongoing clinical trials, which are expected in the fourth quarter of 2014, we plan to submit a new drug application, or NDA, to the FDA for SD-809 for the treatment of chorea associated with Huntington’s disease and, if approved, expect to launch commercial sales in 2015. This NDA will use a Section 505(b)(2) regulatory path which we expect will allow us to rely, in our NDA filing, on certain prior nonclinical and clinical safety findings made by the FDA in its approval of the tetrabenazine NDA. We expect the FDA to review data from our own clinical trials as well, including data from ARC-HD, as part of its review of our NDA submission.

We intend to commercialize SD-809 for chorea associated with Huntington’s disease, if approved, through a small specialty sales force. There are a limited number of neurologists nationwide who treat movement disorders and we believe that such a sales force could effectively address the U.S. market for chorea associated with Huntington’s disease. We discovered and developed SD-809 and we retain unencumbered worldwide rights for its development and commercialization. We currently own composition of matter patents for SD-809 that are expected to expire in 2031 in the United States and 2029 in Europe, before any patent term extension or equivalent to which we may be entitled to in the United States or other jurisdictions where we have issued patents. We have additional patent applications for SD-809 that, if issued, will cover composition of matter, methods of treatment, manufacturing, formulations and other applications and aspects of SD-809, which could potentially extend the patent exclusivity period for SD-809. In addition to the issued or allowed patents covering SD-809, we have 35 issued or allowed patents and 48 active patent applications in prosecution covering, among other things, 45 compounds in our portfolio.

Our portfolio includes other deuterium-containing compounds that are at various stages of development, including: SD-254, a deuterium-containing form of venlafaxine, which has completed two Phase 1 clinical trials, SD-560, a deuterium-containing form of pirfenidone, SD-970, a deuterium-containing form of ticagrelor, SD-900, a deuterium-containing form of tofacitinib, and a deuterium-containing form of ketamine, all of which are in the preclinical stage of development. We may selectively and opportunistically sell or partner rights for any of these compounds or develop and commercialize them ourselves based on strategic considerations and availability of resources.

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on the development and commercialization of new medicines in orphan indications initially targeting hyperkinetic movement disorders. Key elements of our strategy to achieve this goal are to:

•	Develop and commercialize SD-809 to be a market leader for the treatment of chorea associated with Huntington’s disease, based on its differentiated profile. Our ongoing Phase 3 registration clinical trial for SD-809 for the treatment of chorea associated with Huntington’s disease is anticipated to serve as the basis for our NDA submission and commercialization. Because the only FDA-approved treatment for chorea associated with Huntington’s disease has limitations, we believe SD-809, if approved, would be an attractive treatment alternative for these patients.

•	Develop SD-809 for the treatment of additional hyperkinetic movement disorders with unmet medical needs, including tardive dyskinesia and Tourette syndrome. We plan to initiate a Phase 2/3 clinical trial of SD-809 in patients with tardive dyskinesia, where there are no approved therapies. We also plan to initiate a Phase 1b clinical trial in adolescent patients with tics associated with Tourette syndrome, where we believe that physicians consider existing therapies to be inadequate. We expect the results from these trials will form the basis for the remaining development activities, including Phase 3 clinical trials, required for regulatory approval of SD-809 in these additional indications.

•	Build targeted sales and marketing capabilities in the United States for SD-809, initially focused on movement disorder neurologists. Subject to obtaining approval for SD-809 for the treatment of chorea associated with Huntington’s disease, we anticipate building a commercial infrastructure, initially including a small specialty sales force.

•	Leverage our expertise in deuterium chemistry as well as clinical and regulatory development to derive value from our broad portfolio of proprietary product candidates. We have over 50 additional deuterium-containing product candidates in our portfolio at various stages of development. These compounds could be advanced or partnered in the future based on strategic considerations and availability of resources.

Overview of Hyperkinetic Movement Disorder

Hyperkinetic movement disorders are characterized by abnormal, involuntary muscle contractions and can arise from a variety of causes, typically either genetic or drug-induced. Many hyperkinetic movement disorders, including chorea associated with Huntington’s disease, tardive dyskinesia, Tourette syndrome and others, benefit from treatment with drugs that reduce dopamine nerve transmission, such as inhibitors of vesicular monoamine transporter type 2, or VMAT2. Increased involuntary motor output is often driven by improper dopamine regulation in the brain.

Huntington’s disease. Huntington’s disease is a hereditary neurodegenerative orphan disease that results in motor, cognitive and psychiatric disability, primarily due to the destruction of neurons in the brain. The National Institutes of Health estimates that 30,000 people in the United States have Huntington’s disease. One of the first symptoms of this disease is chorea, which occurs in 90% of patients. In approximately 70% of these patients, chorea is moderate to severe and can result in difficulty walking, speaking, swallowing or performing simple everyday tasks. The only FDA-approved treatment for chorea associated with Huntington’s disease is tetrabenazine, an inhibitor of VMAT2, which decreases presynaptic dopamine levels. While the drug is effective at controlling chorea, its use is associated with high rates of adverse events and its short half-life requires three or more times daily dosing in a majority of patients. The most common adverse events listed in the tetrabenazine label include sedation/somnolence, fatigue, insomnia, depression, akathisia (restlessness), anxiety and nausea. In addition, the FDA-approved label for tetrabenazine states that patients requiring greater than 50 mg/day should be genotyped for the drug-metabolizing enzyme, CYP2D6. The distribution of the drug is also highly restricted and is subject to an FDA-mandated Risk Evaluation and Mitigation Strategies, or REMS, program. We believe the foregoing properties of tetrabenazine have contributed to its limited use. Since its launch in the fourth quarter of 2008, annual tetrabenazine sales in the United States have grown to approximately $250 million for the year ended December 31, 2013, which represents approximately 4,000 patients on therapy at an estimated $60,000 to $70,000 annual cost of treatment per patient.

Tardive dyskinesia. Tardive dyskinesia is a hyperkinetic movement disorder that is induced by dopamine receptor blocking agents, such as neuroleptics, which are used for treating psychiatric conditions, including schizophrenia and bipolar disease, as well as by certain drugs, such as metoclopramide, which are used for treating various gastrointestinal disorders. Neuroleptics are estimated to be used by approximately four million Americans according to federal government data from the Medical Expenditure Panel Survey. Tardive dyskinesia typically manifests as rapid, repetitive, stereotypic movements involving the tongue, lips and jaw that may involve puffing of cheeks, protruding of the tongue, lip smacking, puckering, pursing and chewing. In the United States, an estimated 500,000 patients have tardive dyskinesia. These patients are managed largely by psychiatrists and movement disorder neurologists and there are no FDA-approved treatments for the condition. We believe that the opportunity to treat tardive dyskinesia with SD-809 could generate peak sales of several hundred million dollars annually in the United States.

Tourette syndrome. Tourette syndrome is a hyperkinetic movement disorder manifested by motor and phonic tics, which are often accompanied by neurobehavioral disorders such as attention-deficit hyperactivity disorder, or ADHD, and obsessive-compulsive disorder, or OCD. Tics can be simple such as blinking, eye rolling, nose twitching, head nodding and mouth pouting, or more complex such as touching, squatting, jumping or hopping. Tics can result in significant long-term social, legal and developmental consequences for patients, as well as physical disability including pain and secondary neurological deficits. In the United States, an estimated 100,000 to 350,000 children have tics associated with Tourette syndrome. According to the U.S. Centers for Disease Control and Prevention, 27% of these children have moderate to severe forms of Tourette syndrome. The mean age of onset is at four to six years, with peak severity around 12 years of age, with 13% to 22% of affected children continuing to take medications for tics as adults. The FDA Office of Orphan Products Development has designated several product candidates as orphan drugs for the treatment of Tourette syndrome, most recently in certain subsets of the patient population. There have been no new drugs introduced for treating tics associated with Tourette syndrome in 30 years and we believe that physicians consider the two approved neuroleptics to be inadequate. These treatments carry, among other adverse events, the risk of causing permanent neurologic deficits, such as tardive dyskinesia. We believe that the opportunity to treat tics associated with Tourette syndrome with SD-809 could generate peak sales of several hundred million dollars annually in the United States.

The SD-809 Opportunity

Using our know-how in deuterium chemistry, we made chemical modifications at specific positions in the tetrabenazine molecule to create the novel drug candidate SD-809 (dutetrabenazine). We designed SD-809 to have the same shape, size, charge, intrinsic potency and target pharmacology of tetrabenazine and to improve its tolerability and safety profile. Deuterium is a non-toxic, naturally occurring form of hydrogen. SD-809 is an oral small molecule with potential for once-daily or twice-daily dosing. We are currently conducting a Phase 3 registration clinical trial of SD-809 for the treatment of chorea associated with Huntington’s disease and plan to develop it for the treatment of tardive dyskinesia and Tourette syndrome.

The structural difference between SD-809 and tetrabenazine is six substitutions of deuterium atoms (D; 2H) for hydrogen atoms (H; 1H), as depicted below.

The carbon-deuterium covalent bond requires about eight times more energy to break than the carbon-hydrogen bond. The substitution of deuterium for hydrogen at specific positions attenuates the breakdown of active metabolites (as depicted below) resulting in a differentiated pharmacokinetic profile compared to tetrabenazine. This profile should enable less frequent dosing, improved tolerability, reduced interpatient variability in drug metabolism, as well as reduced drug interactions and reduced need for CYP2D6 genotyping. We believe that this profile will allow SD-809 to address unmet needs in a variety of hyperkinetic movement disorders.

SD-809 metabolism

The FDA-approved label for Xenazine label reports high rates of treatment-emergent adverse events including, among others, somnolence/sedation, insomnia, fatigue, depression, akathisia and anxiety. Although our reliance on the FDA’s prior findings of safety for tetrabenazine may require any approved labeling for SD-809 to include certain safety information from the tetrabenazine label, we also intend to submit safety data from our First-HD and ARC-HD clinical trials to the FDA. These data should allow for SD-809 labeling to include certain safety information that is different than the tetrabenazine label. However, since our First-HD Phase 3 registration clinical trial does not include a tetrabenazine arm, we will not be able to make direct comparative claims regarding the safety of SD-809 and tetrabenazine.

Five most prevalent treatment-emergent adverse reactions in patients treated with Xenazine and with greater frequency than placebo

Adverse Event	Xenazine N = 54	Placebo N = 30
Sedation/somnolence	31%	3%
Insomnia	22%	—
Fatigue	22%	13%
Depression	19%	—
Akathisia	19%	—

Source: Xenazine FDA-approved label

We believe that many of the side effects are driven by tetrabenazine’s Cmax (the maximum concentration that a drug achieves in the tested area of the body after administration) and widely-fluctuating levels of its active metabolites. We believe, as a result of the short half-life of the active metabolites of tetrabenazine, the majority of patients treated with tetrabenazine are dosed three or more times daily. Determining the appropriate dose and dosing regimen for individuals, referred to as the titration process, can require several weeks in order to limit dose dependent side effects. The FDA-approved label for tetrabenazine states that patients requiring greater than 50 mg/day should be genotyped for the drug-metabolizing enzyme, CYP2D6. CYP2D6 is a member of the cytochrome p450 super-family of enzymes that are involved in drug metabolism and determine what level of drug exposure patients may experience.

Modifying the pharmacokinetics of drugs through various mechanisms to reduce blood level fluctuations has resulted in significant benefits to patients in a number of other central nervous system diseases and indications. These include extended-release Ampyra (dalfampridine), Effexor XR (venlafaxine HCL) and Gralise (gabapentin), each of which shows numerically lower CNS-related side effects on a placebo-adjusted basis on its label than those reported on immediate-release formulation labels or in published literature. We believe that SD-809 may achieve similar benefits for patients with hyperkinetic movement disorders with its differentiated pharmacokinetic profile and reduced blood level fluctuations.

In April 2011, we commissioned a survey of 60 neurologists and 29 psychiatrists who were asked to evaluate two hypothetical product profiles of SD-809, which included reduced interpatient variability, less frequent dosing and a reduction in adverse events of either 15% or 33%, compared to tetrabenazine. Neurologists or psychiatrists who were qualified were asked to complete the survey for up to two of (1) chorea associated with Huntington’s disease, (2) tardive dyskinesia and (3) tics associated with Tourette syndrome, with only neurologists having the option to respond for chorea associated with Huntington’s disease. The responses to the survey suggest that tetrabenazine is prescribed by the physicians surveyed to treat mild to severe symptoms of Huntington’s disease in 17% to 37% of patients. The survey further suggests that if the two hypothetical product profiles of SD-809 described above were available for prescription, tetrabenazine and hypothetical SD-809 would be used for the treatment of mild to severe symptoms of Huntington’s disease in 29% to 59% of patients, with 18% to 37% of patients being treated with hypothetical SD-809. For the treatment of mild to severe tardive dyskinesia, the survey suggests that tetrabenazine and hypothetical SD-809 would be used in 13% to 41% of patients, compared to 1% to 18% if tetrabenazine were the only treatment option. Similarly, for the treatment of mild to severe tics associated with Tourette syndrome, the survey suggests that tetrabenazine and hypothetical SD-809 would be used in 19% to 50% of patients, compared to 1% to 13% if tetrabenazine were the only treatment option. In addition, there was not a significant difference in the preference between the two hypothetical profiles of SD-809 surveyed, which may suggest that physicians are looking for a product with even a modest improvement in safety over the current standard of care. The survey suggests that SD-809 could have a target profile that is valued by physicians for the treatment of hyperkinetic movement disorders as most of the physicians surveyed indicated that they would prescribe SD-809, if approved, with either of the two hypothetical profiles described above, for the treatment of chorea associated with Huntington’s disease, tardive dyskinesia and tics associated with Tourette syndrome.

Rationale for SD-809 Development in Hyperkinetic Movement Disorders

Currently the only FDA-approved treatment for chorea associated with Huntington’s disease is tetrabenazine. We believe tetrabenazine is also used off label by physicians to treat patients suffering from tardive dyskinesia and tics associated with Tourette syndrome. As depicted below, a 2007 retrospective chart review, conducted by physicians at the Baylor College of Medicine, reported that over 75% of patients treated with tetrabenazine had moderate to marked improvement for chorea associated with Huntington’s disease, tardive dyskinesia and tics associated with Tourette syndrome.

Efficacy response to tetrabenazine by last visit

Source: Kenney et al. Long-term tolerability of tetrabenazine in the treatment of hyperkinetic movement disorders. Mov. Disorders 22(2), 193-197(2007)

Only about 3,500 to 4,000 patients are currently on tetrabenazine therapy. We believe this limited usage of tetrabenazine is primarily due to its dosing frequency, poor tolerability and side effect profile. In addition, lack of patent protection for tetrabenazine and its uses, may have discouraged investment in developing tetrabenazine for treatment of tardive dyskinesia and Tourette syndrome.

We believe that SD-809 can overcome a number of the foregoing limitations of tetrabenazine and has the potential to change the treatment paradigm and expand the treatment of chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome.

Our research and results from others in the field show that deuterium-containing compounds have target and receptor binding that is indistinguishable from their corresponding non-deuterium-containing compounds. Consistent with these observations, our research comparing binding of the active metabolites of SD-809 and tetrabenazine to VMAT2 also demonstrates indistinguishable binding of these compounds to the target. Since target binding is well established in pharmacology as the fundamental basis of a compound’s efficacy, we believe that the historical clinical literature for tetrabenazine’s efficacy is also supportive of SD-809’s potential efficacy.

SD-809 for the treatment of chorea associated with Huntington’s disease. Tetrabenazine was approved by the FDA in the United States for the treatment of chorea associated with Huntington’s disease in 2008. It was approved on the basis of an 84-patient, double-blind, placebo-controlled, parallel-group, 12-week Phase 3 clinical trial, as well as confirmatory evidence from a second Phase 3 clinical trial. In the first clinical trial, patients were randomized 2:1 to tetrabenazine and placebo, respectively, and dosing was adjusted for patients to their optimal dose over a seven-week treatment period followed by a five-week maintenance period. The primary endpoint was a change in the total maximal chorea, or TMC, score on the Unified Huntington’s Disease Rating Scale. This trial was designed to detect a 2.7 point difference in the TMC score between tetrabenazine and placebo score, with a greater than 80% power. On a scale of 0 to 28 points, Tetrabenazine showed a 5.0 (+/- 0.7) point reduction in TMC score compared to a 1.5 point reduction for placebo from a baseline TMC score of 14.7 and 15.2 in each group, respectively, at a p value less than 0.0001 (See the figure below). In addition, 69% of patients treated with tetrabenazine experienced at least a 3 point reduction in TMC score, compared to only 23% of patients on placebo. A reduction of 3 points or greater was pre-specified in the clinical trial protocol to be a clinically meaningful response.

Clinical trial results used for the NDA submission of tetrabenazine

Source: Xenazine FDA-approved label

First-HD is also a double-blind, placebo-controlled parallel-group, 12-week clinical trial with the same primary endpoint and a similar patient population as the registration trial for tetrabenazine. After the 12-week treatment period, there is a one week washout period. However, First-HD will enroll approximately 90 patients with a 1:1 randomization scheme instead of the 84 patient, 2:1 randomization scheme used in the tetrabenazine trial.

SD-809 for the treatment of tardive dyskinesia and Tourette syndrome. Tetrabenazine has been evaluated by physicians for the treatment of tardive dyskinesia in more than 400 patients across multiple published studies. A review of 11 case reports, retrospective chart reviews and open-label studies from 1961-2007, in study populations of two to 149 patients with tardive dyskinesia, shows that, of the more than 400 patients included in the review, approximately 85% responded to treatment with tetrabenazine. One open-label, single-arm, randomized, investigator-sponsored study showed a 9.7 point reduction from a baseline of 17.9 in the commonly accepted endpoint of Abnormal Involuntary Movements Scale, or AIMS, score. On the basis of this clinical experience, several treatment algorithms published between 2009 and 2012 have reported that tetrabenazine is effective for the treatment of tardive dyskinesia. Tetrabenazine has also been evaluated by physicians for the treatment of tics associated with Tourette syndrome in more than 300 patients across multiple published studies. A review of ten publications from 1974-2008 in study populations of five to 120 patients with tics associated with Tourette syndrome shows that, of the more than 300 patients included in the review, approximately 75% responded to treatment with tetrabenazine.

Based on our market research, we believe that physicians would favor a drug candidate profile with improvements relative to tetrabenazine, including less frequent dosing, improved tolerability, reduced interpatient variability in drug metabolism, as well as reduced drug interactions and reduced need for CYP2D6 genotyping, for the treatment of hyperkinetic movement disorders. We have designed SD-809 to have this differentiated profile.

Clinical Development of SD-809

We have completed several clinical trials in the support of the development of SD-809. We submitted an investigational new drug application, or IND, for SD-809 to the FDA in 2011 to begin U.S. clinical development. The following key attributes of SD-809, when compared to tetrabenazine, have been demonstrated by our completed Phase 1 clinical trials:

Attribute	Clinical Trial
Differentiated pharmacokinetic profile	Two-period crossover clinical trial Formulation selection clinical trial
Reduced interpatient variability	Two-period crossover clinical trial
Reduced fluctuation of plasma concentrations	Single and multiple ascending dose clinical trial
Reduced need for genotyping	Drug interaction clinical trial*
Reduced drug interaction	Drug interaction clinical trial*

*	Not a head-to-head comparison trial of SD-809 with tetrabenazine, but produced data that, when compared to available data on tetrabenazine, revealed the indicated attributes of SD-809

In addition to these completed Phase 1 clinical trials, we are currently conducting two clinical trials of SD-809 for the treatment of chorea associated with Huntington’s disease:

•	First-HD, a randomized, double-blind, placebo-controlled, parallel-group Phase 3 registration clinical trial in patients not receiving tetrabenazine, which we expect will serve as the basis for our NDA submission and commercialization in this indication; and

•	ARC-HD, an open-label, long-term, safety clinical trial for patients from First-HD and an additional set of tetrabenazine-experienced patients switched to SD-809.

We also have two planned clinical trials to support the further development of SD-809 for the treatment of tardive dyskinesia and Tourette syndrome:

•	Phase 2/3 efficacy clinical trial in patients with drug-induced tardive dyskinesia; and

•	Phase 1b open-label efficacy and safety clinical trial in patients with Tourette syndrome.

Completed Phase 1 Clinical Trials of SD-809

Differentiated pharmacokinetic profile

In our Phase 1 single-center, double-blind, randomized, two-period crossover clinical trial, 21 healthy subjects received a single dose of 25 mg of SD-809 or tetrabenazine, and following washout, crossed over to receive the other treatment. The objective of the clinical trial was to compare the pharmacokinetics of SD-809 and tetrabenazine and their respective metabolites and to evaluate the safety and tolerability of a single dose of SD-809.

This clinical trial showed that a 25 mg single dose of SD-809 nearly doubled the half-life of the active metabolites (alpha + beta) compared to a 25 mg single dose of tetrabenazine, resulting in more than doubling of the systemic exposure as measured by AUC (area under the drug plasma concentration vs. time curve, a measure of drug exposure). Alpha refers to all stereoisomers and isotopologs of alpha-dihydroxytetrabenazine and beta refers to all stereoisomers and isotopologs of beta-dihydroxytetrabenazine. The Cmax was only slightly higher for SD-809 compared to tetrabenazine, despite the doubling of the systemic exposure.

Pharmacokinetic parameters of total alpha + beta (N=19) comparing 25 mg SD-809 and 25 mg of tetrabenazine

These data suggest that similar exposure can be achieved with SD-809 at approximately half the dose of tetrabenazine and, at the same time, allow Cmax to be reduced by approximately half. Despite doubling the exposure to active metabolites compared to tetrabenazine, SD-809 had a similar rate of adverse events as tetrabenazine.

We also conducted a Phase 1 single-center, open-label, five-period, crossover formulation selection clinical trial. Each of the 24 healthy subjects received single doses of 25 mg (fasted; per the FDA approval label, it can be administered without regard to meals) of tetrabenazine and 15 mg (fasted or fed) of two clinical formulations of SD-809. Eligible subjects were randomly assigned to a treatment sequence with five periods. The objective of the clinical trial was to evaluate and compare the safety and pharmacokinetics of two candidate formulations of SD-809 relative to tetrabenazine and to evaluate the effect of food (high-fat meal) on the bioavailability of candidate formulations of SD-809. In this trial, 15 mg of SD-809 provided similar systemic exposure to active metabolites as 25 mg of tetrabenazine, while substantially reducing Cmax. When SD-809 was given in the fasted state, comparable AUC was achieved as in the fed state (within 15%). The results of this clinical trial comparing the formulation of SD-809 advanced in the clinic and tetrabenazine (fasted) are shown in the graph below.

These data suggest a reduced Cmax and a reduced rate of rise for an AUC-matched dose of SD-809.

Reduced interpatient variability

In the same two-period crossover clinical trial described previously, subjects administered 25 mg of SD-809 demonstrated reduced interpatient variability in drug exposure compared to the same subjects administered 25 mg of tetrabenazine. Specifically, the variability between subjects of the ratio of the ODM to total alpha + beta, a measure of drug metabolism, was reduced significantly for SD-809 compared to tetrabenazine in the same subjects. Each point in the graph below represents an individual subject. All of the subjects in this group were intermediate or extensive metabolizers.

Ratio of ODM to total alpha + beta after 25 mg of SD-809 or tetrabenazine (N=14)

In contrast to the widely distributed values for the ratio of ODM to total alpha + beta in subjects administered tetrabenazine, the same subjects administered SD-809 displayed more uniform drug metabolism with little variability in such ratio. The ratios for SD-809 are less than one, indicating that in each individual, total alpha + beta exceeds the downstream metabolites, whereas with tetrabenazine, total ODM exposures are all generally greater than the total alpha + beta.

Reduced fluctuation of plasma concentrations

SD-809 demonstrated a reduction in fluctuation of plasma concentrations in a Phase 1 single-center, open-label, non-randomized, single and multiple ascending dose clinical trial. The objectives of this clinical trial included evaluation of the pharmacokinetics and dose proportionality of SD-809 following repeated doses, as well as the safety of these treatments. The 24 healthy subjects were divided into two groups of 12 subjects. SD-809 was administered in a fed state following a standard meal, while tetrabenazine was administered in a fasted state. Each subject initially received a single dose of study drug on Day 1 and Day 4 (in Group 1, SD-809 7.5 then 15 mg; in Group 2, tetrabenazine 25 mg, then SD-809 22.5 mg) followed by periodic pharmacokinetic sampling over 72 hours. Upon completion of the single dose pharmacokinetic sampling, subjects began a twice-daily, four- to five-day regimen starting on Day 7 or Day 13 (in Group 1, SD-809 15 then 30 mg/day; in Group 2, tetrabenazine 50 mg/day, then SD-809 45 mg /day) followed by periodic pharmacokinetic sampling over 72 hours.

The results of this clinical trial showed that peak-to-trough plasma fluctuations for active metabolites (total alpha + beta) were substantially lower (3- to 4-fold versus 11-fold) for SD-809 relative to tetrabenazine. In addition, the active metabolites of SD-809 increased in an approximately dose-proportional manner after single doses and at steady state. From this clinical trial, we determined that a 12 mg dose of SD-809 will provide exposure to active metabolites comparable to that of a 25 mg dose of tetrabenazine.

Although we have never tested a 9 mg dose of SD-809 in any clinical trial, based on our intention to have less frequent dosing for SD-809 than tetrabenazine, we used a population pharmacokinetic model to simulate the blood levels of tetrabenazine 12.5 mg three times daily, or TID, and SD-809 9 mg twice daily, or BID, using steady-state data of SD-809 and tetrabenazine from this clinical trial as well as other pharmacokinetic data for SD-809 and tetrabenazine from other clinical trials.

The model below suggests that there is a potential for reduced dosing frequency, Cmax, rate of rise and plasma fluctuation between SD-809 and tetrabenazine regimens that provide the same exposure (AUC).

Steady-state pharmacokinetic model of AUC-equivalent dosing regimens of SD-809 9 mg twice-daily and tetrabenazine 12.5 mg three times-daily

While the same single and multiple ascending dose clinical trial was designed to evaluate the pharmacokinetics and dose proportionality of SD-809, the trial also allowed a comparison of the adverse events observed with SD-809 and tetrabenazine regimens with comparable AUCs. In this clinical trial, somnolence was the most commonly reported adverse event. In particular, the rate of somnolence was 25% for SD-809 30 mg/day compared to 50% for tetrabenazine 50 mg/day. SD-809 was generally observed to be well-tolerated, with the most commonly reported adverse events being somnolence and headache.

Reduced drug interaction

By analyzing exposure and pharmacokinetic data from our clinical trials conducted with SD-809 and tetrabenazine, we were able to establish a dose conversion algorithm to allow us to determine the starting dose of SD-809 appropriate for patients switched from tetrabenazine to SD-809. We determined that the AUC-equivalent dose of SD-809 is approximately half of the daily dose of tetrabenazine (48 mg/day of SD-809 is AUC-equivalent to 100 mg/day of tetrabenazine).

The FDA-approved label for Xenazine states that the daily dose should not exceed 50 mg/day (50% of its maximal dose) in patients taking strong CYP2D6 inhibitors. In contrast, for patients enrolled in our ongoing First-HD clinical trial, the FDA agreed that the total daily dose of SD-809 should not exceed 36 mg/day (75% of its maximal dose) in patients taking strong CYP2D6 inhibitors.

Comparison of maximal dose without restrictions

SD-809 demonstrated the potential for reduced drug interactions and metabolic variability in a Phase 1, single-center, open-label, sequential drug interaction clinical trial. As is typical in drug interaction studies, the objective of the clinical trial was to evaluate the effect of potent CYP2D6 inhibition on the pharmacokinetics of the study drug (in this case a single dose of SD-809). We also evaluated the safety of a single dose of SD-809 in this clinical trial. Twenty-four healthy subjects received a single 22.5 mg dose of SD-809 on Day 1, followed by 20 mg of paroxetine, a potent CYP2D6 inhibitor, on days 4 through 12. On Day 11, 22.5 mg of SD-809 was administered on top of the 20 mg of paroxetine. Pharmacokinetic sampling occurred over 72 hours after each SD-809 treatment.

SD-809 metabolism was less influenced by CYP2D6 inhibition compared to tetrabenazine as described on the Xenazine label. The impact on exposure, measured by AUC of total alpha + beta was 3-fold for SD-809 versus 5-fold for tetrabenazine, according to the NDA submission materials for tetrabenazine.

SD-809 was well-tolerated with only three subjects reporting one or more treatment-emergent adverse events for either SD-809 alone or SD-809 in combination with paroxetine. Subjects administered SD-809 with paroxetine did not experience any new adverse events that were not observed with SD-809 or paroxetine dosing alone and the rate of adverse events did not increase compared to the SD-809-only or paroxetine-only arms.

Reduced need for genotyping

The clinical relevance of this reduced potential for drug interaction extends to the need for CYP2D6 genotyping, where the label for Xenazine states that patients requiring greater than 50% of its maximal dose (50 mg/day) should be genotyped for the drug-metabolizing enzyme, CYP2D6. In contrast, we believe that SD-809 can be dosed to at least 75% of its maximal dose (36 mg/day) without the need for CYP2D6 genotyping. We believe that the reduced requirements for genotyping will make the drug easier to use for treating physicians and patients and will allow titration of the drug to higher doses with the potential for better control of chorea associated with Huntington’s disease.

Linear dose proportionality

We also conducted a Phase 1 single-center, randomized, open-label, five-way crossover bioavailability clinical trial to evaluate the statistical bioequivalence of various dose levels of SD-809 when administered with a standard meal and evaluate the effect of a high-fat meal on the relative bioavailability of the highest dose strength. Thirty-two subjects received a single dose of 6, 12, 18 or 24 mg of SD-809 after a standard meal, as well as a single dose of 18 mg of SD-809 after a high-fat, high-calorie meal. Pharmacokinetic samples were taken over a 72-hour period following each dose. Statistical bioequivalence for exposure to total alpha + beta over the dose range of 6 to 24 mg of SD-809 was achieved. The pharmacokinetic parameters after a single 18 mg dose of SD-809 after a standard or a high-fat meal were also bioequivalent.

All dosing levels up to 24 mg of SD-809 were generally well-tolerated with similar rates of adverse events (15% at 6 mg to 19% at 24 mg) and there were no dose-dependent increases in adverse events.

Safety observations and metabolic profiling in completed Phase 1 clinical trials

In aggregate, across all Phase 1 clinical trials, 132 subjects have received single doses of SD-809, ranging from 7.5 to 22.5 mg, and 24 subjects have received repeated doses of SD-809 for up to 5 days at 22.5 mg BID. In these studies, no serious adverse events were reported with SD-809 treatment, and all reported adverse events were mild to moderate in intensity. Commonly reported adverse events included headache, somnolence, nausea and dizziness. Multiple dose administration of the drug was associated with a greater incidence of adverse events than with single dose administration. Following exposure to nine days of repeated doses of tetrabenazine and SD-809, adverse events of restlessness, agitation and depressed mood were reported. No significant changes in laboratory parameters, vital signs or ECGs were noted. In addition, triplicate ECG assessments following single doses of SD-809 up to 22.5 mg revealed only small changes in the corrected QT interval.

QT prolongation (the lengthening of time in the heart’s electrical cycle) can lead to life-threatening cardiac arrhythmias, with the risk increasing as the degree of prolongation increases. QT prolongation is a known effect of tetrabenazine according to its FDA product label. We have not conducted, and do not plan to conduct, a thorough QT study of SD-809. However, in the QT data we collected in the single and multiple ascending dose clinical trial described previously, a 15 mg dose of SD-809 led to a maximal increase in the corrected QT interval that was negligible (mean of 0.36 msec with a standard deviation of 7.68 msec) whereas a 25 mg dose of tetrabenazine led to a maximal increase in the corrected QT interval of a mean of 7.26 msec with a standard deviation of 6.12 msec. A 15 mg dose of SD-809 provided systemic exposure measured by AUC to total alpha + beta active metabolites that was similar to a 25 mg of tetrabenazine, but with a substantially lower Cmax. Although this clinical trial was not intended to support product labeling, it shows that SD-809 produced a reduced QT interval prolongation compared to tetrabenazine at comparable levels of systemic exposure.

As one of the Phase 1 clinical trials required by the FDA to enable a Section 505(b)(2) NDA, we completed a single-center, open-label, two-period mass balance and metabolic profiling clinical trial. The objective of the clinical trial was to compare mass balance recoveries and the routes and rates of excretion of the metabolites following administration of single radio-labeled doses of SD-809 and tetrabenazine. The 12 healthy volunteers were divided into two groups, with one group receiving single doses of 25 mg of radio-labeled SD-809 and the other group receiving single doses of 25 mg of radio-labeled tetrabenazine. Pharmacokinetic sampling was taken periodically over 216 hours and urine was also collected through the same time period.

The mass balance recovery of radioactivity after equal doses of SD-809 and tetrabenazine was extensive and similar (92% vs. 91%). The metabolite profile of SD-809 and tetrabenazine reflected the expected effects of deuterium substitution, with subjects treated with SD-809 exhibiting increased exposure to active metabolites (alpha + beta) and no novel major metabolites of SD-809 detected. Each major metabolite of SD-809 was present as a metabolite of tetrabenazine and has been described or referenced in the tetrabenazine NDA.

Ongoing Clinical Development of SD-809

Phase 3 placebo-controlled registration trial

We have initiated a Phase 3 registration clinical trial of SD-809, which we refer to as First-HD. First-HD is a randomized, double-blind, placebo-controlled, parallel-group trial of SD-809 in 90 patients with chorea associated with Huntington’s disease and is designed to evaluate, and generate label information for, the safety, tolerability and efficacy of SD-809 for treating chorea associated with Huntington’s disease. Patients will be randomized 1:1 to receive SD-809 twice daily or placebo. They will be individually titrated to their optimal dosage of study drug during the course of the trial, followed by maintenance therapy at that dose. The overall treatment period is 12 weeks in duration with a titration period that lasts eight weeks and a maintenance period that lasts four weeks. After the 12 week treatment period, there is a one week washout period. The primary endpoint for this trial is change in TMC score from baseline to maintenance therapy, where final score is defined as the average of values from Week 9 and Week 12 visits. This is the same endpoint that was accepted by the FDA when it considered and approved the NDA for tetrabenazine in 2008. First-HD is designed to detect a 2.7 point difference in TMC score between SD-809 and placebo with 90% power. We expect to report top-line data from this trial in the fourth quarter of 2014. Patients from First-HD are also eligible to enroll in ARC-HD Rollover, a long-term safety clinical trial described below.

Open-label switch and long-term safety clinical trial

In parallel with First-HD, we have initiated an additional clinical trial of SD-809, which we refer to as ARC-HD. One component of ARC-HD, referred to as ARC-HD Switch, is an open-label study with a four-week “switch” trial in 36 patients with chorea associated with Huntington’s disease adequately controlled with tetrabenazine. The objectives of ARC-HD Switch are to evaluate the safety of switching subjects from tetrabenazine to SD-809 and to provide guidance to physicians on how to switch such patients to SD-809. The primary endpoints of ARC-HD Switch are the incidence of adverse events, the duration of time to achieve stable dosing and changes in observed TMC values for patients when treated with tetrabenazine (baseline) as compared to treatment with SD-809. We expect to report top-line data from ARC-HD Switch in the fourth quarter of 2014.

We plan to rollover patients from First-HD and ARC-HD Switch into a 52-week open-label, long-term, safety clinical trial, which is the second component of ARC-HD, referred to as ARC-HD Rollover. In ARC-HD Rollover, subjects will return to the clinic at scheduled intervals for evaluation of safety and chorea control.

Further adjustments of SD-809 dosing will be made, if necessary, but not more than weekly, and in 6 mg daily increments. Four weeks after the last dose of the study drug, patients will be followed up with by phone to evaluate adverse events and concomitant medication usage. We expect that ARC-HD Rollover will be completed in the second half of 2015.

Planned Clinical Development of SD-809 in Additional Indications

Phase 2/3 clinical trial for treatment of tardive dyskinesia

We are currently planning a Phase 2/3 clinical trial of SD-809 for the treatment of drug-induced tardive dyskinesia for which we completed a pre-IND meeting with the FDA in the first quarter of 2014. This clinical trial will involve approximately 90 subjects, who will be randomized 1:1 to SD-809 or placebo. Patients will titrate to their optimal dosage and be treated for a total of 12 weeks with a titration period that lasts eight weeks and a maintenance period that lasts for four weeks. The primary efficacy endpoint will be change in AIMS from baseline to end therapy, which will be assessed by centralized video rating. The safety endpoints include adverse events, vital signs, physical/neurological/laboratory examinations and ECGs during dose escalation. We also intend to offer long-term safety follow-up for the eligible subjects who complete the Phase 2/3 study. This Phase 2/3 clinical trial of SD-809 in patients with tardive dyskinesia, which, based on our recent FDA meeting, we believe may qualify as one of the two pivotal trials needed for a 505(b)(2) NDA filing. Subject to further review, this Phase 2/3 study could be considered as a pivotal study if successful. We expect the top-line data from this study to be available in mid 2015.

Phase 1b clinical trial in Tourette syndrome

We are in the process of initiating an open-label preliminary efficacy and safety clinical trial of SD-809 in 12 adolescent patients with tics associated with Tourette syndrome. This clinical trial will be conducted under our current IND. In this clinical trial, subjects will receive treatment for a total of eight weeks. The drug will be titrated to each subject’s optimal dosage over the first six weeks, followed by a two-week maintenance period. The primary efficacy endpoint of this clinical trial will be a change in Yale Global Tic Severity Scale. We anticipate top-line data from this clinical trial to be available in the fourth quarter of 2014. We will decide how to pursue further development and regulatory approval for this indication based on the results of this exploratory study.

Regulatory Strategy for SD-809

We are pursuing a Section 505(b)(2) NDA regulatory strategy, which we expect will allow us to rely in our NDA filing on certain nonclinical and clinical safety findings made by FDA in its approval of the tetrabenazine NDA. Based on our interactions with the FDA, we believe that with the successful completion of First-HD, we will have completed the preclinical studies and clinical trials necessary to submit an NDA under Section 505(b)(2) for SD-809 for the treatment of chorea associated with Huntington’s disease. In addition to the results of First-HD, we anticipate that the NDA submission will include the results of ARC-HD Switch, which, if successful, would allow us to provide guidance in our labeling on how to switch patients who are currently on tetrabenazine to SD-809. We also anticipate submitting the results of ARC-HD Rollover while the FDA is reviewing the NDA. By pursuing the Section 505(b)(2) regulatory pathway for SD-809, our reliance on the FDA’s prior findings of safety from tetrabenazine may require any approved labeling for SD-809 to include, in addition to safety information from our clinical trials, certain safety information that is included in the tetrabenazine label, including warnings and other safety information. Moreover, since neither of our ongoing clinical trials is studying SD-809 in a head-to-head comparison with tetrabenazine, if SD-809 is approved by the FDA, we will not be able to make direct comparative claims regarding the safety and efficacy of SD-809 and tetrabenazine. If we meet the primary endpoint of First-HD, we anticipate submitting our Section 505(b)(2) NDA for SD-809 and, if approved, expect to launch commercial sales in 2015.

We are seeking orphan drug designation from the FDA for SD-809 for the treatment of chorea associated with Huntington’s disease. Due to our patent protection, our strategy to pursue development of SD-809 in hyperkinetic movement disorders is not dependent on obtaining orphan drug designation and the related marketing exclusivity. We have received initial feedback from the FDA that it believes that SD-809 is the same drug as tetrabenazine, which is already approved for the treatment of this orphan indication, and that SD-809 therefore cannot be designated as an orphan drug for this indication unless we can provide a plausible hypothesis of the clinical superiority of SD-809 to tetrabenazine. We have responded to the FDA’s request for additional information to support our belief that SD-809 is not the same drug as tetrabenazine for purposes of orphan drug designation. We are still evaluating whether to pursue orphan designation for the treatment of tardive dyskinesia and/or Tourette syndrome, or certain subsets of those disorders.

Sales and Marketing

If we are successful in obtaining regulatory approval for the commercialization of SD-809 for treatment of chorea associated with Huntington’s disease, we expect SD-809 would be the only product other than tetrabenazine on the market in the United States approved for this indication. We believe that SD-809 could, over time, capture a significant share of the existing tetrabenazine prescription market and expand the market by treating patients who cannot tolerate or are at greater risk of side effects from tetrabenazine. We believe that it will be possible for us to commercialize SD-809 for this indication with an initial commercial infrastructure including a small number of sales representatives that call on a focused group of movement disorder neurologists.

Due to the specialized nature of managing the symptoms of Huntington’s disease there are a limited number of treating physicians, which we believe will enable us to target potential SD-809 prescribers with a small sales force. In the United States, approximately 250 movement disorder neurologists are responsible for prescribing the majority of tetrabenazine. The Huntington Study Group is a network of hundreds of clinical investigators, coordinators and scientists who provide comprehensive care to Huntington’s disease patients and families and carry out multi-center clinical research. We have partnered with the Huntington Study Group for our ongoing clinical trials of SD-809 in Huntington’s disease. Key opinion leaders from academic movement disorder centers drive the standard of care in this indication; many of these have or will have experience with SD-809 through participation in our clinical trials.

While we plan to focus our initial commercialization efforts on physicians who are responsible for Huntington’s disease patients, this sales and marketing infrastructure would serve as the foundation for an expanded focus on physicians who are responsible for tardive dyskinesia and Tourette syndrome patients, subject to marketing approval in these patient populations. Having multiple indications for the same product that can be promoted to an overlapping physician audience would allow us to leverage our commercial infrastructure with these prescribers. In the event SD-809 is approved for the treatment of tardive dyskinesia or Tourette syndrome, we anticipate adding additional sales representatives who will market to psychiatrists and neurologists.

In the United States, tetrabenazine is currently distributed through only three specialty pharmacies. Physicians must fill out a treatment form provided by the manufacturer in order to prescribe the drug, and the drug is shipped directly to patients from one of these three specialty pharmacies. In addition, there is a REMS program and other support services associated with the distribution of tetrabenazine, which are administered through this specialty distribution system. Xenazine is expected to lose market exclusivity related to its orphan drug status for the treatment of chorea associated with Huntington’s disease in August 2015. While a generic version of Xenazine may become available in the future as a result of this loss of market exclusivity, we believe that Xenazine’s restricted distribution through these three specialty pharmacies, along with the associated support services and the REMS, provide a barrier to the entry of generic drugs. For example, there are over 200 branded drugs that are distributed through specialty pharmacies. Of these, about 20-30 drugs have a generic alternative to the branded drug. Based on available pricing data on 21 such branded drugs sold exclusively through specialty pharmacies, we found that introduction of generic drugs resulted in an average price reduction of approximately 20%. There was a median of three generic drugs available with respect to each of these branded drugs. We believe that pricing for SD-809 will ultimately be determined by a variety of factors, including the nature of the drug label approved by the FDA, safety, tolerability and efficacy profile, distribution system and a host of other factors.

Other Programs

We have additional deuterium-containing product candidates in various stages of development that cover a range of disease areas. These programs include SD-254, a deuterium-containing form of venlafaxine, which has completed two Phase 1 clinical trials, SD-560, a deuterium-containing form of pirfenidone, SD-970, a deuterium-containing form of ticagrelor, SD-900, a deuterium-containing form of tofacitinib, and a deuterium-containing form of ketamine, all of which are in the preclinical stage of development. These compounds demonstrate prolonged half-lives in human liver microsomes relative to the corresponding non-deuterium-containing compounds, which may enable greater efficacy, reduced dosing frequency and interpatient variability and improved tolerability.

We plan to conduct a single-center, double-blind, randomized, two-period crossover clinical trial in healthy volunteers with equal doses of SD-560 or pirfenidone. The objective of the clinical trial would be to compare the pharmacokinetics of SD-560 and pirfenidone and their respective metabolites and to evaluate the safety and tolerability of SD-560 and inform further development activities. We expect the data from this study in 2015.

These compounds could be advanced or partnered in the future based on strategic considerations and availability of resources.

Manufacturing

We do not own or operate manufacturing facilities for the production of SD-809 or any of our other product candidates, nor do we have plans to develop our own manufacturing operations for clinical materials or commercial products in the foreseeable future. We currently depend on third-party contract manufacturing organizations, or CMOs, for all of our required raw materials, drug substance and drug product for our preclinical research and clinical trials.

We currently rely on single suppliers for raw materials including drug substance and single manufacturers for our product candidates and expect to rely on third-party suppliers and manufacturers for the commercial supply of any approved products. We currently employ internal resources and third-party consultants as needed to manage our CMOs. These CMOs offer a comprehensive range of contract manufacturing and packaging services and have successfully handled the scale up of SD-809 in preparation for commercialization.

Competition

Our industry is highly competitive and subject to rapid technological changes. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Many of our potential competitors have substantially greater financial, technical, commercial and human resources than we do and significantly more experience in the discovery, development and regulatory approval of product candidates and the commercialization of those products. We believe that the key competitive factors that will affect the development and commercial success of SD-809 and the other product candidates that we may develop are their efficacy, safety and tolerability profile, convenience in dosing, product labeling, value and price, in addition to whether there are alternative therapies approved for other indications and prescribed for off-label use and the availability of reimbursement from the government and other third parties. Our commercial opportunity could be reduced if our competitors have products which are better in one or more of these categories.

We expect that, if approved, SD-809 would compete with a number of existing products and other product candidates that target hyperkinetic movement disorders, including certain products that are or may become generic products. Additionally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

Huntington’s disease. We anticipate that, if approved, SD-809 will compete primarily against Xenazine and, potentially in the future, generic tetrabenazine, for the treatment of chorea associated with Huntington’s disease. There are several product candidates in clinical development for the treatment of Huntington’s disease. These include Huntexil (prodipidine), which is being developed by Teva Pharmaceutical Industries; PBT2, which is being developed by Prana Biotechnology Ltd.; SEN0014196 (selisistat), which is being developed by Siena Biotech S.p.A.; Procysbi (cysteamine), which is approved for the treatment of nephropathic cystinosis and is being developed for Huntington’s disease by Raptor Pharmaceuticals, Inc.; OMS824, which is being developed by Omeros Corporation; and PF-2545920, which is being developed by Pfizer Inc. Valeant Pharmaceuticals International owns a modified-release tetrabenazine formulation but to our knowledge, is not currently developing it and withdrew a planned clinical trial prior to initiating enrollment. We are not aware of any other company that has a modified-release tetrabenazine product candidate in clinical development in the United States.

Tardive dyskinesia. There are currently no approved drugs for the treatment of tardive dyskinesia, but we believe that tetrabenazine is prescribed off-label for this indication. We are aware of several product candidates in clinical development for treatment of tardive dyskinesia including: NBI-98854 (valine ester substituted analog of a single stereoisomer of alpha), which is being developed by Neurocrine Biosciences Inc; SNC-102 (Acamprosate calcium), which is being developed by Synchroneuron Inc.; and Tardoxal (pyridoxine hydrochloride), which is being developed by Medicure Inc.

Tourette syndrome. There are currently two FDA-approved drugs for the treatment of Tourette syndrome, haloperidol and pimozide, which are generic neuroleptics. These drugs were approved for this indication by the FDA in 1967 and 1983, respectively. We believe that tetrabenazine and guanfacine are prescribed off-label for this indication as well. We are aware of several product candidates in clinical development for the treatment of Tourette syndrome including: ABILIFY (aripiprazole), which is being developed by Otsuka Pharmaceutical Group; NBI-98854 (a valine ester-substituted analog of alpha), which is being developed by Neurocrine Biosciences, Inc.; ecopipam (a synthetic benzazepine derivative), which is being developed by Psyadon Pharmaceuticals Inc.; AZD5213, which is being developed by AstraZeneca plc; CPP-109, which is being developed by Catalyst Pharmaceutical Partners; and EPI-754, which is being developed by Edison Pharmaceuticals, Inc.

Competitors developing deuterium-containing compounds include Concert Pharmaceuticals Inc. However, we are not aware of any company developing a deuterium-substituted tetrabenazine.

Intellectual Property and Exclusivity

We have been building and continue to expand our intellectual property portfolio relating to our product candidates, including SD-809. We strive to protect and enhance the proprietary technologies that we believe are important to our business and seek patent protection, where appropriate, in the United States and internationally for our product candidates, their methods of use and any other inventions that are important to the development of our business. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad (including Europe and certain other countries when appropriate) relating to proprietary technologies that are important to the development of our business. However, patent protection may not afford us with complete protection against competitors who seek to circumvent our patents. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies, inventions, know-how and products we consider important to our business, defend our patents, preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

Our SD-809 patent portfolio currently includes an issued composition of matter patent in the United States (US 8,524,733) and a European counterpart (EP 2326643). The issued U.S. composition of matter patent is expected to expire in March 2031, while the European patent is expected to expire in September 2029, before any patent term extension, or PTE, or equivalent to which we may be entitled under the Hatch-Waxman Act or equivalent laws in other jurisdictions where we have issued patents. In addition we have several pending patent applications in the United States and other countries that, if issued, will cover composition of matter, as well as methods of treatment, manufacture, formulations and other applications and aspects of SD-809, and have the potential to extend the patent coverage beyond 2031. We solely own all the issued patents and the pending patent applications in our SD-809 patent portfolio.

Our SD-254 patent portfolio currently includes issued composition of matter (US 7,456,317) and method of treatment (US 8,138,226) patents in the United States. The issued U.S. composition of matter patent is expected to expire in November 2026 and the method of treatment patent is expected to expire in September 2028, before any patent term extension or equivalent to which we may be entitled under the Hatch-Waxman Act. Our SD-560 patent portfolio currently includes an issued composition of matter patent in the United States (US 8,383,823), an issued method of treatment patent in the United States (US 8,680,123), and an issued composition of matter and method of treatment patent in Europe (EP 2170828). The issued U.S. patent is expected to expire in June 2028, while the European patent is expected to expire in June 2028, before any patent term extension or equivalent to which we may be entitled under the Hatch-Waxman Act or equivalent laws in other jurisdictions where we have issued patents. Our SD-900 patent portfolio currently includes an issued composition of matter patent in the United States (US 8,299,084), which is expected to expire in September 2030, before any patent term extension or equivalent to which we may be entitled under the Hatch-Waxman Act. Our deuterium-containing form of ketamine patent portfolio currently includes an issued composition of matter and method of treatment patent in the United States (US 7,638,651), which is expected to expire in April 2028, before any patent term extension or equivalent to which we may be entitled under the Hatch-Waxman Act. For our SD-970 patent portfolio, we have patent applications that are pending. In addition, we have several pending patent applications in the United States and other countries that cover SD-254, SD-560, SD-900 and SD-970. In addition to our patents covering SD-809, SD-254, SD-560, SD-900, SD-970 and deuterium-containing form of ketamine, we have an additional 29 issued or allowed patents and 48 active patent applications in prosecution in our broader patent portfolio covering 45 compounds.

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the U.S. Patent and Trademark Office, or U.S. PTO, and can mature into a patent once the U.S. PTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined for patentability, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an early filing date for a subsequent non-provisional patent application. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. PTO in granting a patent. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over another patent.

The filing date of a non-provisional patent application is used by the U.S. PTO to determine what information is prior art when it considers the patentability of a claimed invention. If certain requirements are satisfied, a non-provisional patent application can claim the benefit of the filing date of an earlier filed provisional patent application. As a result, the filing date accorded by the provisional patent application may supersede information that otherwise could preclude the patentability of an invention.

The term of a patent that covers an FDA-approved drug may also be eligible for PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA or other regulatory approval, we may be able to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval, if any, of SD-809 or our other product candidates, one or more of our U.S. patents may be eligible for limited PTE.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act, or FDCA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of product from the market, injunctions, fines, civil penalties and criminal prosecution.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States generally involves:

•	completion of pre-clinical laboratory and animal testing and formulation studies in compliance with the FDA’s current good laboratory practice, or cGLP, regulations;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval of clinical protocols and informed consent documents by an independent institutional review board, or IRB, at each clinical trial site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug product for each intended use in accordance with federal regulations and current good clinical practices, or cGCPs, which are international standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors;

•	development of a manufacturing process, formulation and packaging process and analytical testing plan which will provide investigational drug product of appropriate quality and quantity for the intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s current good manufacturing practice, or cGMP, regulations to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	submission to the FDA of an NDA;

•	potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA.

The preclinical and clinical testing and approval process takes many years and the actual time required to obtain approval, if any, may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal and other regulations and requirements, including cGLPs. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, analytical data, any available clinical data or literature to support the use of the investigational drug in humans and a proposed clinical trial protocol. The IND may rely in part on information contained in already approved drug applications, where a 505(b)(2) NDA is planned. The IND is a request for authorization from the FDA to administer an investigational drug product to humans. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

An IND must become effective before clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to one or more proposed clinical trials, including concerns that insufficient information is provided to determine whether the potential risks to which human research subjects may be exposed are unreasonable. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent IRB, covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the clinical trial until completed. Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Sponsors of clinical trials generally must register and report, at the NIH-maintained website ClinicalTrials.gov, key parameters of certain clinical trials.

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•	Phase 1: In Phase 1, through the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.

•	Phase 2: Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks.

•	Phase 3: Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled clinical trials to confirm the safety and efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the clinical trial is a large multicenter trial demonstrating internal consistency and a statistically persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable risk or for failure to comply with the FDA’s or IRB’s requirements. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the clinical trial. The trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical, clinical and other testing, including negative or ambiguous results as well as positive findings and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, as well as proposed labeling. Under federal law, the submission of most NDAs is subject to a substantial application user fee, currently exceeding $2,169,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $104,000 per product and $554,000 per establishment. These fees are typically increased annually. However, NDA user fees may be exempted for the first NDA submission by a sponsor who is defined as a small business.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to certain performance goals in the review of NDAs through a two-tiered classification system, Standard Review and Priority Review. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA endeavors to review applications subject to Standard Review within ten to twelve months from the date of receipt of the NDA by the FDA and applications subject to Priority Review within six to eight months from the date of receipt of the NDA by the FDA. In both cases, the longer review time applies if a drug is a new molecular entity.

The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to a public advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Information presented and discussed at an FDA advisory committee meeting is open to the public except for commercial confidential information. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

Before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with cGCP requirements. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless it determines that the manufacturing process and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. To support marketing approval, the data submitted must also be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle for an application is complete and that the application is not ready for approval. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA may ultimately decide that an application does not satisfy the regulatory criteria for approval. If, or when, the deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA may issue an approval letter.

As a condition of NDA approval, the FDA may require a REMS to ensure that the benefits of the drug outweigh the potential risks. If the FDA determines a REMS is necessary during review of the application, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other elements to assure safe use, such as special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. In addition, the REMS must include a timetable to periodically assess the strategy. The requirement for a REMS can materially affect the potential market and profitability of a drug.

Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms.

Future changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, typically require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials. An NDA supplement for a new indication typically requires clinical data similar to that in the original application and the FDA uses the similar procedures in reviewing NDA supplements as it does in reviewing NDAs.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion, including standards and regulations for direct to consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. While physicians may prescribe for off-label uses, manufacturers are restricted from promoting their approved products for uses outside of the approved indications on the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA may require post-approval studies or clinical trials, known as Phase 4 clinical trials, if the FDA finds that scientific data, including information regarding related drugs, suggest that they would be appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug. The FDA also may require REMS to monitor the effects of an approved product or to ensure that the drug’s benefits outweigh its risks, or the FDA may place conditions on an approval that could restrict the distribution or use of the product.

In addition, after approval, quality-control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs, which impose extensive procedural, substantive and record-keeping requirements. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced and announced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, regulatory authorities may take other enforcement action, including, among other things, untitled or warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties and criminal prosecution.

In addition, the distribution of prescription pharmaceuticals is subject to the Prescription Drug Marketing Act, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. A growing majority of states also impose certain drug pedigree requirements on the sale and distribution of prescription drugs.

The Hatch-Waxman Amendments

Section 505(b)(2) NDAs

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments to the FDCA and enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the reference drug has been approved or for any new indication sought by the Section 505(b)(2) applicant.

ANDA Approval Process

The Hatch-Waxman Amendments also established an abbreviated FDA approval process for drugs that are shown to be bioequivalent to drugs previously approved by the FDA through the NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application, or ANDA, with the FDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

Orange Book Listing

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a Section 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or Section 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the NDA holder for the reference drug and/or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant.

The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired as described in further detail below.

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or Section 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.

A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials (other than bioavailability studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or Section 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five year patent extension. The allowable PTE is calculated as half of the drug’s testing phase—the time between IND application and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA will grant orphan designation for that product for the orphan disease indication, assuming that the same drug has not already been approved for the indication for which the sponsor is seeking orphan designation. If the same drug has already been approved for the indication for which the sponsor is seeking orphan designation, the sponsor must present a plausible hypothesis of clinical superiority in order to obtain orphan designation. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation, however, does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Orphan designation may provide manufacturers with benefits such as research grants, tax credits, PDUFA application fee waivers, and eligibility for orphan drug exclusivity. If a product that has orphan designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of NDAs. For example, fast track designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. Under the fast track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. The fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. The key benefits of fast track designation are the eligibility for Priority Review, rolling review (submission of portions of an application before the complete marketing application is submitted) and accelerated approval, if relevant criteria are met.

Based on results of the Phase 3 clinical trial(s) submitted in an NDA, upon the request of an applicant, the FDA may grant the NDA a Priority Review designation, which sets the target date for FDA action on the application at six or eight months after receipt of the NDA by the FDA, depending on whether the drug is a new molecular entity. Priority Review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for Priority Review, the application is subject to the standard FDA review period of ten to twelve months after receipt of the NDA by the FDA, depending on whether the drug is a new molecular entity. Priority Review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval regulations, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

In addition, the FDA Safety and Innovation Act, which was enacted and signed into law in 2012, established a new breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug candidate is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, marketing, sale and promotion of drug products are subject to numerous regulations by various federal, state and local authorities in addition to the FDA including, but not limited to, the U.S. Federal Communications Commission, the U.S. Department of Justice, the U.S. Department of Health and Human Services, and its various enforcement divisions, such as the Centers for Medicare & Medicaid Services, or CMS, the Office of Inspector General, the Office for Human Research Protections, and the Office of Research Integrity, state Attorneys General, state Medicaid Fraud Control Units, and other state and local government agencies. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, including a prescription drug manufacturer, or a party acting on its behalf, from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind in return for the purchase, recommendation, leasing, ordering or furnishing of an item or service, for which payment may be made in whole or in part under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted broadly to apply to, among other things, arrangements between pharmaceutical manufacturers, on one hand, and prescribers, purchasers, and formulary managers, on the other. The term “remuneration” expressly includes kickbacks, bribes, or rebates and also has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution. Failure to meet all of the requirements of a particular applicable statutory exception or safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability in all cases. Further, many states have adopted laws similar to the federal Anti-Kickback Statute and some of these state laws may be broader in scope in that some of these state laws extend to all payors and may not contain safe harbors.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and potentially to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws are broader in scope and apply to all payors and, therefore, are not limited to only those claims submitted to the federal government. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, and improper promotion of off-label uses not expressly approved by the FDA in a drug’s label. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third party reimbursement of our products and the sales and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. Additionally, the civil monetary penalties statute, among other things, imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, the federal Health Insurance Portability and Accountability Act, or HIPAA, created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our future business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has further strengthened these laws. For example, the Patient Protection and Affordable Care Act, or PPACA, among other things, amended the intent standard under the federal Anti-Kickback Statute and criminal healthcare fraud statutes to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The PPACA also provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA and its implementing regulations established uniform standards for certain “covered entities,” which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included an expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH. Among other things, HITECH makes HIPAA’s security standards and certain privacy standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Additionally, the federal Physician Payment Sunshine Act created under Section 6002 of the PPACA and its implementing regulations requires that manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the CMS information related to payments or other “transfers of value” made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to the CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members, and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection beginning August 1, 2013, with reporting to the CMS required by March 31, 2014 (and by the 90th day of each subsequent calendar year). Disclosure of such information is to be made on a publicly available website beginning in September 2014.

There are also an increasing number of analogous state laws that require manufacturers to file reports with states on pricing and marketing information, such as tracking and reporting of gifts, compensation and other remuneration and items of value provided to health care professionals and health care entities. Many of these laws contain ambiguities as to what is required to comply with the laws. For example, several states have enacted legislation requiring pharmaceutical companies to, among other things, establish and implement commercial compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives. Certain state laws also regulate manufacturers’ use of prescriber-identifiable data. These laws may affect our future sales, marketing and other promotional activities by imposing administrative and compliance burdens. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. We are unable to predict whether we would be subject to actions under these laws or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

In the United States, most individual states have pharmaceutical distribution laws that require application and registration with State boards of pharmacy. States may also conduct cGMP inspections of pharmaceutical manufacturing facilities operating within their state.

Third-Party Payor Coverage and Reimbursement

The commercial success of our products, if and when approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third-party payors at the federal, state and private levels. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our products will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or are reimbursed by government payors, such as Medicare and Medicaid, private health coverage insurers and other third-party payors. The market for our products will depend significantly on access to third-party payors’ formularies, or lists of treatments for which third-party payors provide coverage and reimbursement.

In addition, third-party payors are developing increasingly sophisticated methods of controlling healthcare costs and coverage and reimbursement for therapeutic products can differ significantly from payor to payor. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. The cost of pharmaceuticals and medical devices continues to generate substantial scrutiny from government and other third-party payors. We expect that the pharmaceutical industry will experience continued pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations and business could be adversely affected by current and future third-party payor policies as well as healthcare legislative reforms.

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.

In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

Healthcare Reform

In the United States and foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In March 2010, the PPACA was enacted, which includes measures that have the potential to significantly change health care financing by both governmental and private insurers. The provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	new requirements under the federal Physician Payment Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members; and

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities, that began in 2012.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales, marketing and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we and our collaborators may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws, and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of health information, such as the European Union’s Directive 95/46 on the Protection of Individuals with regard to the Processing of Personal Data. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.

Material Commercial Agreements

Our Collaboration with Concert

In September 2011, we entered into a patent assignment agreement with Concert Pharmaceuticals, Inc., or Concert, pursuant to which Concert assigned to us a U.S. patent application relating to deuterated pirfenidone. Under the terms of the agreement, Concert receives certain royalty payments, or Royalty Payments, equal to a percentage in the low single digits of net sales in the United States invoiced by us or any of our affiliates with respect to certain pharmaceutical products containing deuterated pirfenidone. If we sell to another party all of our U.S. rights to certain deuterated pirfenidone products or if we grant to another party a license to sell certain deuterated pirfenidone products in the United States, Concert will receive an amount, or Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds we receive therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. If we are acquired in a change in control transaction at any time that we or any of our affiliates own certain patents or patent applications related to deuterated pirfenidone, Concert will receive 1.44% of any proceeds we receive in such transaction. Such payment is applied as a credit to any future Royalty Payments and Sublicense/Sale Payments that may be due to Concert under the agreement. The agreement expires upon the earlier to occur of (1) receipt by Concert of the final Sublicense/Sale Payment arising from (a) the sale of our U.S. rights to certain deuterated pirfenidone products or (b) our grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by us or any of our affiliates in certain patents or patent applications related to deuterated pirfenidone.

Employees

As of December 31, 2013, we had 13 full-time employees, six of whom hold Ph.D. or M.D. degrees, eight of whom were engaged in research and development activities and five of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

ITEM 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business and Industry

We are highly dependent on the success of SD-809, which is still in clinical development, and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate in any of the indications for which we plan to develop it, which include chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome.

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize SD-809, our lead program, in the United States, which may never occur. We have no significant product candidates in our clinical development pipeline other than SD-809. We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

Before we can market and sell SD-809 in the United States or foreign jurisdictions, we may need to commence and complete additional clinical trials, and will need to manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for SD-809. We have not submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, SD-809 may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of SD-809. If SD-809 is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

If we are unable to obtain FDA approval of SD-809 in any of the indications for which we plan to develop it, which include chorea associated with Huntington’s disease, tardive dyskinesia or Tourette syndrome, or any future product candidates, we will not be able to commercialize them in the United States and our business will be adversely impacted.

If we fail to obtain FDA approval for SD-809 or any future product candidates, we will be unable to market or sell such products in the United States, which will significantly impair our ability to generate any revenues. The clinical development of product candidates is subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities in foreign markets. Product development is a very lengthy and expensive process, and its outcome is inherently uncertain. The product development timeline can vary significantly based upon the product candidate’s novelty and complexity.

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes many years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. As part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is ten to twelve months for a Standard Review application and six to eight months for a Priority Review application, depending on whether the drug at issue is a new molecular entity. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for SD-809, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to the FDA around the same time period. We cannot predict if or when we might receive regulatory approvals for SD-809 or any future product candidates. We intend to seek, where appropriate, Priority Review for our drug candidates but cannot be certain that we will obtain Priority Review, and even if we do, there can be no assurance that the approval process will not be lengthy. Moreover, any approvals that we obtain may contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or require as a condition of approval a REMS to ensure that the benefits of the drug outweigh the risks. In such event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

The FDA has substantial discretion in the approval process and may refuse to consider our application for substantive review or may form the opinion after review of our data that our application contains deficiencies that prevent approval of a product candidate. If the FDA does not consider or approve our application, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed or never approved, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA to support approval. If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business, prospects, financial condition and results of operations.

The FDA or other comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the results of our clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	such authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations on the indicated uses for which we may market the product. It is possible that SD-809 and any of the product candidates we may seek to develop in the future may never obtain the appropriate regulatory approvals necessary for us to commence product sales. Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability.

Clinical development is a lengthy and expensive process with an uncertain outcome. Because the results of early clinical trials are not necessarily predictive of future results, SD-809 may not have favorable results in ongoing or later clinical trials or receive regulatory approval.

Clinical development is expensive, takes many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and SD-809 is subject to the risks of failure inherent in drug development. Success in early clinical trials does not mean that later clinical trials will be successful. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical trials, even at statistically significant levels. Companies frequently suffer significant setbacks in late-stage clinical trials due to lack of efficacy or adverse safety profiles, even after earlier clinical trials have shown promising results. Our ongoing and future clinical trials may not be successful.

The planned and ongoing clinical trials of SD-809 may not be appropriately designed to support submission of an NDA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

We are currently conducting a Phase 3 registration clinical trial, or the First-HD trial, which is a placebo-controlled trial of SD-809 in 90 patients with chorea associated with Huntington’s disease. The overall treatment period for the First-HD trial is 12 weeks in duration with a titration period that lasts eight weeks and a maintenance period that lasts four weeks. In addition to the First-HD trial, we are currently evaluating SD-809 in an additional clinical trial, or the ARC-HD trial. In the first component of ARC-HD, which we refer to as ARC-HD Switch, patients with chorea associated with Huntington’s disease adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy for eight weeks, with an analysis at four weeks and eight weeks. Patients from First-HD and ARC-HD Switch will be eligible to roll into the second component of ARC-HD, which we refer to as ARC-HD Rollover, which is a long-term safety study. In addition to our two ongoing clinical trials, we are currently planning a Phase 2/3 clinical trial for the treatment of tardive dyskinesia and a Phase 1b clinical trial for the treatment of tics associated with Tourette syndrome.

Even if we achieve positive results on the endpoints for these clinical trials or any future clinical trials, the FDA may disagree that the clinical trials are adequate to show safety or efficacy in the indication being sought or with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. While we do not have any current plans to do so, it is possible that we may make modifications to the clinical trial protocols or designs of one or both of our ongoing clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of SD-809. Any failure to obtain approval for SD-809 on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations.

If the FDA does not conclude that SD-809 satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of SD-809 under Section 505(b)(2) are not as we expect, the development and approval of SD-809 will likely take significantly longer, cost significantly more and entail significantly greater complexity and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for SD-809. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In the case of SD-809, we intend to file a Section 505(b)(2) NDA that relies on certain of the FDA’s prior findings of safety for the approved drug, tetrabenazine (marketed as Xenazine in the United States). Our ability to rely on certain of the FDA’s safety findings with regard to tetrabenazine will depend on our ability to demonstrate to the FDA’s satisfaction that the dose range of SD-809 employed in our Phase 3 program exposes patients to similar levels of key active metabolites as the approved dose range of tetrabenazine. In our initial Phase 1 clinical trial, the sum of two key metabolites more than doubled at an equi-milligram dose of SD-809 as tetrabenazine, indicating that SD-809 exposes patients to similar levels of active metabolites at half the dose of tetrabenazine. Even with such a showing, the FDA has indicated that controlled safety data for SD-809 is required. With regard to efficacy, although our First-HD trial is similar in design to the successful tetrabenazine clinical trial that, along with the confirmatory evidence from a second, failed clinical trial, provided the basis for the finding of efficacy of tetrabenazine, we have not discussed with the FDA whether our First-HD trial alone is adequate to support the efficacy of SD-809 and can provide no assurance that the FDA will not require additional clinical trials of SD-809.

By pursuing the Section 505(b)(2) regulatory pathway for SD-809, our reliance on the prior findings of safety for Xenazine may require any approved labeling for SD-809 to include certain safety information that is included in the labeling of Xenazine. For example, although we believe that data observed in a Phase 1 clinical trial of SD-809 show that SD-809 has a better cardiac safety profile than does Xenazine as measured by QT intervals, our reliance on the safety findings used in the approval of Xenazine may preclude us from including any statements about this potential advantage in any approved labeling for SD-809.

If the FDA disagrees with our position that reliance on the safety data for Xenazine is appropriate, or if the data required for approval of our Section 505(b)(2) NDA are different than anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for SD-809 would likely substantially increase. Moreover, the inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than SD-809, which could materially adversely impact our competitive position and prospects. Even if the Section 505(b)(2) regulatory pathway is deemed appropriate for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate.

In addition, we expect that our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our products, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

SD-809 or our other product candidates may cause undesirable side effects or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Undesirable side effects caused by SD-809 or our other product candidates could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing SD-809 or our other product candidates and generating revenues from their sale. To date, the most common adverse events observed in patients who received SD-809 in our clinical trials are similar to tetrabenazine and have included sedation/somnolence (excessive daytime sleepiness), fatigue, insomnia, depression, akathisia, anxiety and nausea. The most clinically significant events observed in subjects who received SD-809 in our clinical trials are restlessness, agitation and depressed mood. Results from our ongoing or future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of SD-809 or our other product candidates for their targeted indications. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

In addition, if SD-809 or any of our other product candidates receives marketing approval and we or others later identify undesirable side effects caused by such product candidate, a number of significant negative consequences could result, including:

•	the FDA may withdraw its approval of such product candidate;

•	the FDA may require that we demonstrate a larger clinical benefit by conducting additional clinical trials for approval to offset the risk;

•	the FDA may require the addition of labeling statements or warnings that could diminish the usage of the product or otherwise limit the commercial success of such product candidate;

•	the FDA may make the requirements of any REMS more restrictive;

•	we may be required to change the way such product candidate is administered;

•	we may choose to recall, withdraw or discontinue sale of such product candidate;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any one or a combination of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate or could substantially increase the costs and expenses of commercializing such product candidate, which in turn could delay or prevent us from generating any revenues from the sale of the product, which could significantly harm our business, prospects, financial condition and results of operations.

We anticipate that SD-809 will require a REMS which could delay the approval of SD-809 and increase the cost, burden and liability associated with the commercialization of SD-809.

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and provided the FDA with expanded authority to require the adoption of a REMS, to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. Given that tetrabenazine is subject to a REMS, we anticipate that approval of SD-809, if obtained, will be conditioned on the requirement to implement a REMS, and it is possible that our other product candidates may require a REMS. The REMS may include, among other things, medication guides for patients, special communication plans to health care professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS to be required as part of the FDA’s approval of our product candidates. However, we would expect the elements of the REMS for SD-809, if approved, to be similar to the REMS for tetrabenazine, which includes a communication plan to healthcare providers to provide information about the increased risk of drug-associated depression and suicidality, proper titration and dosing, and the risk of drug-drug interactions with strong CYP2D6 inhibitors in patients taking the drug and the need to test for CYP2D6 enzyme activity. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization.

We may experience delays in the commencement or completion of our clinical trials, which could result in increased costs to us and delay our ability to pursue regulatory approval and generate product revenues.

Delays in the commencement or completion of clinical trials could significantly impact our product development costs and could result in the need for additional financing. We do not know whether our two ongoing clinical trials or two planned clinical trials of SD-809 will be completed on time, or at all, or whether any clinical trials will need to be redesigned, enroll patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

•	raising sufficient capital to fund the clinical trials;

•	obtaining regulatory feedback on trial design necessary, to commence a clinical trial;

•	identifying, recruiting and training suitable clinical investigators;

•	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining sufficient quantities of drug product for use in clinical trials;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•	adding new clinical trial sites;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;

•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

•	retaining patients who have initiated a clinical trial but may withdraw due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues; and

•	catastrophic loss of drug product due to shipping delays or delays in customs in connection with delivery of drug product to or from foreign countries for use in clinical trials.

In addition, the FDA may also put a clinical trial on clinical hold at any time during product candidate development.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential benefits of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating. Our two ongoing clinical trials of SD-809 for the treatment of chorea associated with Huntington’s disease will seek to enroll significantly more patients than we have enrolled in any single clinical trial of SD-809 to date and we may not be able to do so successfully. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. If these relationships exceed certain financial thresholds, they must be reported to the FDA at the time of NDA submission. Such payments made to any investigator or the investigator’s institution that exceeds $25,000 during the time the clinical investigator is carrying out the study and for one year following completion of the study must be reported to the FDA at the time of NDA submission. In addition, disclosable financial interests include: (1) any compensation to the investigator by the sponsor in which the value could be affected by study outcome; (2) a proprietary interest in the tested product; and (3) any equity interest in the sponsor of the covered clinical study, including any ownership interest, stock options, or other financial interest whose value cannot be readily determined through reference to public prices. In addition to disclosing the financial interest of an investigator, the NDA applicant must describe any steps taken to minimize the risk of bias, which could include factors such as multiple study sites, the use of appropriate blinding and randomization procedures, and the assessment of objective study points. We expect to disclose a financial arrangement, including a grant to an investigator’s institution, for at least one investigator and submit this information in our NDA. In addition, individuals associated with our CROs or any other entity that manages or is involved with our clinical trials may serve as consultants to us from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation to the clinical investigator carrying out the study, or to any entity that manages or is involved with our clinical trials or to individuals associated with that entity, result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our NDA by the FDA. Any such delay or rejection could prevent us from commercializing SD-809.

Further, we could encounter delays if a clinical trial is suspended or terminated by us, the IRBs in the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using our product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidate, the commercial prospects of our product candidate will be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and successful completion of a clinical trial. If we experience delays in the completion of, or if we must terminate, any clinical trial of SD-809, our ability to obtain regulatory approval will be delayed and the commercial prospects, if any, for SD-809 may be harmed. If we ultimately commercialize SD-809 or any of our other product candidates, other therapies for the same indications may have been introduced to the market during the period we have been delayed and such therapies may have established a competitive advantage over our product candidates.

We may not obtain orphan drug designation for SD-809 or any of our other product candidates.

Our business strategy focuses on the development and commercialization of novel medicines for the treatment of orphan diseases. In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. The applicant will not be required to pay the NDA fee if the orphan designation has been granted, but will be required to pay the NDA fee if the designation is still pending at the time the NDA is submitted. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. The FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

With respect to our application for orphan drug designation for SD-809 for the treatment of chorea associated with Huntington’s disease, we have received initial feedback from the FDA that it believes that SD-809 is the same drug as tetrabenazine, which is already approved for the treatment of this orphan indication, and that SD-809 therefore cannot be designated as an orphan drug for this indication unless we can provide a plausible hypothesis of the clinical superiority of SD-809 to tetrabenazine. Moreover, if SD-809 is determined to be the same drug as tetrabenazine, marketing approval for SD-809, if any, may not occur until the expiration of Xenazine’s orphan drug exclusivity, which expires in August 2015. The FDA has invited further discussion with us on this matter. We have responded to the FDA with additional information to support our belief that SD-809 is not the same drug as tetrabenazine for purposes of orphan drug designation because of among other things, the substitution of six specific hydrogen atoms in tetrabenazine with deuterium in SD-809. If we are unable to convince the FDA that SD-809 contains a different active moiety from tetrabenazine and, is therefore not the same drug, we intend to demonstrate that SD-809 is clinically superior to tetrabenazine on the basis of existing clinical data and the data from our ongoing clinical trials. To do so, we would need to demonstrate the clinical superiority of SD-809 during the FDA’s review of our NDA in order to obtain orphan drug exclusivity and to prevent the orphan drug exclusivity for Xenazine from delaying the marketing approval of SD-809. As we have set forth elsewhere in this annual report, our Phase 1 clinical trials conducted to date have provided data supporting that, compared to tetrabenazine, SD-809 has a differentiated pharmacokinetic profile, reduced interpatient variability, reduced fluctuation of plasma concentrations, reduced need for genotyping, reduced drug interactions and reduced frequency of dosing. The data from the prior clinical trials supporting these differences, along with data from our ongoing clinical trials, including the adverse event data and tolerability data, may further differentiate SD-809 from tetrabenazine. We do not plan to conduct other additional clinical trials to support an argument of clinical superiority; rather, we expect to use data from our completed Phase 1 clinical trials and our ongoing clinical trials and compare those data to existing published data pertaining to tetrabenazine. We do not yet have the adverse event or tolerability data from our ongoing clinical trials and cannot assure that it will show the clinical superiority that would be required in order for the FDA to accept a hypothesis of clinical superiority. Further, we do not know whether the FDA would require other additional clinical trials to agree with a hypothesis of clinical superiority. Therefore, we cannot assure that we will be able to obtain orphan drug designation for this indication or that we will obtain orphan drug exclusivity or that we will be able to obtain approval of SD-809 prior to the expiration of the Xenazine orphan drug exclusivity. If we are unable to obtain orphan drug designation in the United States, we will not receive the seven year market exclusivity resulting from orphan drug status or be afforded the financial incentives and our business, prospects, financial condition and results of operations could suffer. We have not applied, and are currently evaluating whether to apply, for orphan drug designation for the treatment of tics associated with Tourette syndrome or tardive dyskinesia or subsets of patients with those movement disorders.

We face significant competition from other pharmaceutical and biotechnology companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors both in the United States and international markets, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than SD-809 or our other product candidates.

We anticipate that, if approved, SD-809 will compete primarily against Xenazine and, potentially in the future, generic tetrabenazine, for the treatment of chorea associated with Huntington’s disease. In addition, there are several product candidates in clinical development for the treatment of Huntington’s disease. These include Huntexil (prodipidine), which is being developed by Teva Pharmaceutical Industries; PBT2, which is being developed by Prana Biotechnology Ltd.; SEN0014196 (selisistat), which is being developed by Siena Biotech S.p.A.; Procysbi (cysteamine), which is approved for the treatment of nephropathic cystinosis and is being developed for Huntington’s disease by Raptor Pharmaceuticals, Inc; OMS824, which is being developed by Omeros Corporation; and PF-2545920, which is being developed by Pfizer Inc.

The availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for SD-809 or our other product candidates. We may not be able to successfully execute on our business objectives if the market acceptance of SD-809 or our other product candidates is inhibited by significant price competition from Xenazine, or any generic tetrabenazine that may be available in the future, or if physicians are reluctant to switch from existing products to SD-809 or our other product candidates, or if physicians switch to other new products or choose to reserve SD-809 or our other product candidates for use in limited patient populations. Xenazine is expected to lose its market exclusivity related to its orphan drug status for the treatment of chorea associated with Huntington’s disease in August 2015 and generic versions of tetrabenazine may potentially be introduced into the market after such time. In addition, established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license and develop novel compounds that could make SD-809 or our other product candidates obsolete.

While comparative safety or efficacy are not required for FDA approval, and we do not intend to test SD-809 against Xenazine in our ongoing Phase 3 clinical trials, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, obtaining FDA approval or discovering, developing and commercializing products before we do, which would have a material adverse impact on our business. The inability to compete with existing products or subsequently introduced products would have a material adverse impact on our business, prospects, financial condition and results of operations.

Even if we receive regulatory approval for SD-809 or any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

Any regulatory approvals that we receive for our product candidates will contain approved indicated uses, and we will be required to market any approved products in accordance with the indicated uses and our approved labeling. In addition, any regulatory approvals may contain conditions for approval or requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning or untitled letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions, the imposition of civil penalties or criminal prosecution.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. If we are not able to maintain regulatory compliance or if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, regulatory sanctions may be applied or we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have agreements with third-party CROs to conduct or monitor and manage data for our ongoing clinical programs, including SD-809. We rely heavily on these parties for execution of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on our CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with federal regulations and cGCPs, which are guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these CROs fail to comply with applicable regulations and cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the applicable regulations and cGCPs. In addition, our clinical trials must be conducted with drug product produced under applicable regulations and cGMP and will require a large number of trial subjects. Our or our respective CROs’ failure to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of our CROs violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for SD-809 and other future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, prospects, financial condition and results of operations.

We rely on third parties to manufacture supplies of SD-809, and we intend to rely on third parties to manufacture commercial supplies of SD-809, if and when it is approved. The development and commercialization of SD-809 could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture SD-809 or our other product candidates on a clinical or commercial scale. Instead, we rely on our third-party manufacturing partners for the production of the active pharmaceutical ingredient, or API, and drug formulation of SD-809. The facilities used by our third-party manufacturers to manufacture SD-809 and any other potential product candidates that we may develop in the future must be successfully inspected by the applicable regulatory authorities, including the FDA, after we submit our NDA to the FDA. We are currently completely dependent on our third-party manufacturers for the production of SD-809 in accordance with cGMPs, which include, among other things, quality control, quality assurance and the maintenance of records and documentation.

Although we have entered into an agreement for the manufacture of clinical supplies and initial commercial supplies of SD-809, our third-party manufacturers may not perform as agreed, may be unable to comply with these cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, our NDA will not be approved. In addition, although we are ultimately responsible for ensuring product quality, we have no direct day-to-day control over our third-party manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. If our third-party manufacturers are unable to satisfy the regulatory requirements for the manufacture of our products, or if our suppliers or third-party manufacturers decide they no longer want to manufacture our products, we may need to find alternative manufacturing facilities, which would be time-consuming and significantly impact our ability to develop, obtain regulatory approval for or market our products. We might be unable to identify manufacturers for long-term commercial supply on acceptable terms or at all. Manufacturers are subject to ongoing periodic announced and unannounced inspection by the FDA and other governmental authorities to ensure compliance with government regulations. Currently, our contract manufacturer for the API for SD-809 is located outside the United States and the FDA has recently increased the number of foreign drug manufacturers that it inspects as well as the frequency of such inspections. As a result, our third-party manufacturers may be subject to increased scrutiny.

If we were to experience an unexpected loss of SD-809 supply for clinical development or commercialization, we could experience delays in our ongoing or planned clinical trials as our third-party manufacturers would need to manufacture additional SD-809 and we may not be able to provide sufficient lead time to enable our third-party manufacturers to schedule a manufacturing slot, or to produce the necessary replacement quantities. This could result in delays in progressing our clinical development activities and achieving regulatory approval for our products, which could materially harm our business.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP regulations and guidelines. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of any of our products will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Any adverse developments affecting clinical or commercial manufacturing of our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products or product candidates. We may also have to take inventory write-offs and incur other charges and expenses for products or product candidates that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We plan to rely on third-party specialty channels to distribute SD-809 to patients, to successfully commercialize SD-809, if approved. If we are unable to effectively establish and manage this distribution process, the commercial launch and sales of SD-809 may be delayed or compromised.

We plan to contract with and rely on third-party specialty pharmacies to distribute SD-809 to patients. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which require a high level of patient education and ongoing management. This distribution network will require significant attention from our management team. If we are unable to effectively establish and manage this distribution process, the commercial launch and sales of SD-809 will be delayed or compromised and our results of operations may be harmed.

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using our SD-809, or complaints regarding SD-809;

•	not effectively sell or support SD-809;

•	reduce or discontinue their efforts to sell or support SD-809;

•	not devote the resources necessary to sell SD-809 in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; or

•	cease operations.

Any such events may result in decreased sales and lower revenue, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our ability to generate revenues from SD-809 or our other product candidates will be subject to attaining significant market acceptance among physicians, patients and healthcare payors.

Neither SD-809 nor any of our other product candidates, if approved, may attain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from SD-809 and our other product candidates will depend on a number of factors, including:

•	timing of market introduction of our products as well as competitive drugs;

•	efficacy and safety of our product candidates;

•	the clinical indication(s), if any, for which SD-809 or our other product candidates are approved;

•	with respect to SD-809, the size of the markets for the treatment of chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome;

•	acceptance by patients, primary care specialists and key specialists, including neurologists and psychiatrists;

•	potential or perceived advantages or disadvantages of SD-809 or our other product candidates over other alternative treatments, including cost of treatment and relative convenience and ease of administration and length of sustained benefits from treatment;

•	strength of sales, marketing and distribution support;

•	the price of our product candidates, both in absolute terms and relative to alternative treatments;

•	the effect of current and future healthcare laws;

•	availability of coverage and adequate reimbursement from government and other third-party payors;

•	product labeling requirements of the FDA or other regulatory authorities; and

•	the requirements of the REMS likely to be imposed by the FDA.

While we believe that the reduced interpatient variability and lower dosing frequency of SD-809 relative to Xenazine will allow us to differentiate SD-809 from Xenazine in the market, if approved, because we do not intend to conduct a Phase 3 clinical trial comparing SD-809 to Xenazine, we will not be able to make direct comparative claims regarding the safety of SD-809 and Xenazine. If SD-809 or any of our other product candidates is approved but fails to attain market acceptance by physicians, health care payors, or patients, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Coverage and reimbursement may not be available, or may be available at only limited levels, for SD-809 or our other product candidates, which could make it difficult for us to sell our product candidates profitably.

Market acceptance and sales of SD-809 or our other product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures. Successful commercialization of SD-809 or our other product candidates will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our product candidates. Government authorities, private health insurers and other organizations establish coverage and reimbursement policies for new products, including product candidates like SD-809. In particular, in the United States, the Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and other medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, coverage, reimbursement and utilization, which may adversely affect our product sales and results of operations. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following: (1) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (2) an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively; (3) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (4) expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (6) expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; (7) a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (8) a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

We expect to experience pricing pressures in connection with the sale of SD-809 and our other product candidates, if approved, and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Although we currently do not have any products on the market, if SD-809 or any future product candidates are approved, once we begin commercializing our products, we may be subject to additional healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•	the federal physician sunshine requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers;

•	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

•	state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;

•	state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•	state laws governing pharmaceutical distribution that require application and registration with State boards of pharmacy; and

•	state requirements related to cGMP inspections of pharmaceutical manufacturing facilities operating within their state.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

If we are unable to establish sales and marketing capabilities, we may not be able to effectively market and sell our products and generate product revenue.

We are developing SD-809 for specific patient populations served by neurologists as well as psychiatrists. We do not currently have an organization for the sale, marketing or distribution of SD-809 or any of our other product candidates and we must build this organization, or enter into a marketing collaboration with a third party, in order to commercialize SD-809 and any future product candidates. We intend to establish an initial internal specialty sales force to sell SD-809, if approved, for the treatment of chorea associated with Huntington’s disease. In addition, we intend to enter into contractual relationships with specialty pharmacies for the distribution of SD-809, if approved. We may partner with third parties to commercialize SD-809 if it is approved for other indications, including tardive dyskinesia and Tourette syndrome.

The establishment and development of our own sales force in the United States to market SD-809 will be expensive and time consuming and could delay any product launch, and we cannot be certain that we would be able to successfully develop this capacity. If we are unable to establish our sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may develop, we will need to contract with third parties to market and sell such products in the United States. We currently possess limited resources and may not be successful in establishing our own internal sales force or in establishing arrangements with third parties, including with specialty pharmacies, on acceptable terms, if at all.

We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of December 31, 2013, we had 13 full-time employees. In addition, we have engaged part-time individual consultants to assist us with a number of activities, including finance, clinical, regulatory and quality. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, commercialize SD-809, if approved, and transition to operating as a public company. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support this expected growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively, including our two ongoing clinical trials of SD-809;

•	manage our internal development efforts effectively while carrying out our contractual obligations to contractors and other third parties;

•	continue to improve our operational, financial and management controls and reporting systems and procedures; and

•	attract and retain sufficient numbers of talented employees.

Because we rely on numerous consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. In order to retain valuable employees and consultants at our company, in addition to salary and other cash incentives, we provide incentive stock options and restricted stock grants that vest over time. The value to employees and consultants of stock options and restricted stock grants that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team in particular has expertise in many different aspects of drug discovery and development, and may be difficult to retain or replace. We conduct our operations at our facilities in San Diego, California and this region is headquarters to many other pharmaceutical companies and many academic and research institutions and therefore we face increased competition for personnel in this location. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. Although we have written employment arrangements with our employees, these employment arrangements provide for at-will employment, which means that our employees can leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates and are currently focused principally on SD-809. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

The terms of our term loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In December 2013, we entered into a term loan facility with Oxford and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million, which was funded at closing. The term loan matures on January 1, 2018. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property. Our intellectual property is subject to a negative pledge. $5.0 million of the proceeds were used to repay our Square 1 credit facility. The term loan bears interest at a fixed rate equal 8.99% per annum. We are required to make 12 monthly interest only payments beginning on February 1, 2014 followed by 36 equal monthly payments of the outstanding principal and interest. Upon the completion of our initial public offering of our common stock in February 2014, the interest only period was extended by an additional 6 months to 18 months, followed by 30 equal monthly payments of the outstanding principal and interest. Upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

The loan and security agreement governing the credit facility contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. If we default under the credit facility, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default under the credit facility upon the occurrence of an event of default, which includes any event that Oxford interprets as a material adverse change as defined under the loan and security agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of any investment in our common stock.

We were formed as a California corporation in February 2001. In June 2007 we reincorporated in Delaware. Our operations to date have been limited to developing SD-809 and our other product candidates. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture SD-809 and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

Business interruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, systems failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business interruptions could seriously harm our business and financial condition and increase our costs and expenses. Our management operates in our principal executive offices located in San Diego, California. If our offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. We currently rely, and intend to rely in the future, on our third-party manufacturers, to produce our supply of SD-809. Our ability to obtain supplies of SD-809 could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of our third-party manufacturers were affected by a man-made or natural disaster or other business interruption. The ultimate impact of such events on us, our significant suppliers and our general infrastructure is unknown.

Our business involves the use of hazardous materials, and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of SD-809 and other hazardous compounds. We and our manufacturers are subject to federal, state and local as well as foreign laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state, federal or foreign authorities may curtail the use of hazardous materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of our third-party manufacturers’ activities involving hazardous materials, our business and financial condition may be adversely affected. In the future we may seek to establish longer term third-party manufacturing arrangements, pursuant to which we would seek to obtain contractual indemnification protection from such third-party manufacturers potentially limiting this liability exposure.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials and, if approved, the commercialization of SD-809 or our other product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state or foreign consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for SD-809 or other product candidates that we may develop in the future;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to clinical trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize our products or product candidates; and

•	a decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical studies in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of SD-809 or any of our other product candidates, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, (2) manufacturing standards, (3) federal and state healthcare fraud and abuse laws and regulations, or (4) laws that require the reporting of financial information or data accurately. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never be profitable.

We are a development stage company with limited operating history. To date, we have focused primarily on developing SD-809 and our other product candidates. SD-809 will require substantial additional development time and resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, as will our other product candidates, and there can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating any revenue from sales of SD-809 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $15.6 million and $15.1 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $65.5 million.

We have devoted most of our financial resources to product development. To date, we have financed our operations primarily through the sale of equity and debt securities. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenue. To date, we do not have any product candidates that have been commercialized, and if SD-809 is not successfully developed or commercialized in either Huntington’s disease, tardive dyskinesia or Tourette syndrome, or if none of our other product candidates are successfully developed or commercialized, or if revenue is insufficient following marketing approval, we may not achieve profitability and our business may fail.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to fully predict the timing or amount of our increased expenses, but we expect to continue to incur substantial expenses, which we expect to increase as we expand our development activities and build a specialty sales force and commercialization infrastructure. Our expenses could increase beyond expectations if we are required by the FDA to perform studies in addition to those that we currently anticipate. As a result of the foregoing, we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future, which may increase compared to past periods. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

To complete the development and commercialization of SD-809, if approved, for all three planned indications, we will require additional capital. Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through collaborations or licenses may require us to relinquish rights to our product candidates.

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised net cash proceeds of approximately $81.0 million from the sale of convertible preferred stock, convertible notes and warrants and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In addition, we have borrowed $15.0 million under our credit facility with Oxford, of which we used $5.0 million to repay borrowings under a credit facility with Square 1, and we plan to use the balance for working capital. In December 2013, we issued 11.3 million shares of Series E convertible preferred stock to new and existing investors at a price of $1.724 per share for gross proceeds of $19.5 million. In February 2014, we completed our initial public offering raising net proceeds of $87.1 million.

We expect to continue to spend substantial amounts to continue clinical development of SD-809, including the conduct of our ongoing clinical trials, planned clinical trials and any future required clinical development, seek regulatory approval for SD-809, launch and commercialize SD-809, if approved, and repay our existing debt.

We expect that the net proceeds from our recently completed initial public offering and our existing cash, together with interest thereon, will be sufficient to fund our operations for at least the next 18 months, including through the completion of our ongoing clinical trials and the filing of an NDA for SD-809. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trials may encounter technical or other issues that could cause our development costs to increase more than we expected. In any event, we expect that we will require additional capital to complete the development of SD-809 for other indications.

We expect to finance future cash needs through public or private equity offerings, debt financings, as well as through interest income earned on cash balances. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, if we raise additional funds through collaboration or license arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, the credit facility also prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of SD-809. We also could be required to: (1) significantly delay, scale back or discontinue the development or commercialization of our product candidates; (2) relinquish or license on unfavorable terms our rights our product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail or cease operations altogether.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our current service providers or our manufacturers may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Risks Related to our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to SD-809 and our other product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications, which can invalidate a patent or prevent a patent from issuing based on a pending patent application, has been found.

Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Any adverse outcome in these types of matters could result in one or more generic versions of our products being launched before the expiration of our Orange Book listed patents, which could adversely affect our ability to establish market share or successfully execute our business strategy to increase sales of our products and would negatively impact our financial condition and results of operations, including causing a significant decrease in our revenues and cash flows.

Composition of matter patents on the chemical API are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Our SD-809 patent portfolio currently includes one issued composition of matter patent in the United States (US 8,524,733) and one in Europe (EP 2326643B), and several pending patent applications in the United States and other countries that, if issued, will cover compositions of matter, methods of treatment, and formulations. The issued U.S. patent is expected to expire in March 2031 and the European patent is expected to expire in September 2029. We cannot be certain that the claims in our patent applications covering composition of matter will be considered patentable by the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. If the patent applications we hold with respect to SD-809 or our other product candidates fail to issue or if the breadth or strength of protection of our patents or patent applications is threatened, it could threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market SD-809 or our other product candidates under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to SD-809 or any of our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for SD-809 or any of our other product candidates, we may be open to competition from generic medications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or which we elect not to patent, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, our competitors may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

Our ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The Leahy-Smith Act has also introduced procedures making it easier for third parties to challenge issued patents, as well as to intervene in the prosecution of patent applications. Finally, the Leahy-Smith Act contains new statutory provisions that require the U.S. PTO to issue new regulations for their implementation and it may take the courts years to interpret the provisions of the new statute. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. For example, if the issuance to us, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability, or scope of the claims in, or the written description or enablement in, a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property or narrow the scope of our patent protection. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Further, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering SD-809 or other future product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture SD-809 and intend to rely on third parties for the manufacture of our other product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing SD-809 or our other product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

•	We might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

•	We might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	It is possible that our pending patent applications will not lead to issued patents.

•	Issued patents that we own may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of Our Common Stock

The price of our stock may be volatile, and you could lose all or part of your investment.

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

•	the commencement, enrollment or results of our ongoing and planned clinical trials of SD-809 or any other future clinical trials we may conduct, or changes in the development status of SD-809 or any future product candidate;

•	any delay in filing our NDA for SD-809 and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in our clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval for SD-809 or any of our other product candidates;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	our ability to build a commercial organization or enter into a marketing collaboration with a third party;

•	our failure to commercialize SD-809, develop additional product candidates and commercialize additional drugs;

•	additions or departures of our key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of SD-809 or any future product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth, if any, of the hyperkinetic movement disorder market;

•	our ability to successfully enter new markets or develop additional product candidates;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	issuances of our debt or equity securities;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the NASDAQ Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

As of February 15, 2014, our executive officers, directors and 5% stockholders, consisting of entities affiliated with Thomas, McNerney & Partners II, L.P., or TMP, CMEA Ventures VII, L.P., or CMEA, Panorama Capital, L.P., or Panorama, and entities affiliated with Deerfield Management Company, L.P., or Deerfield, beneficially owned an aggregate of approximately 67.9% of our outstanding voting shares. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We, along with our directors, executive management team and all of our other stockholders and optionholders have agreed that for a period of 180 days after the date of our final prospectus filed with the SEC on February 5, 2014, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock. Subject to certain limitations, approximately 15,526,538 shares of our common stock will become eligible for sale upon expiration of such lock-up period, as calculated and described in more detail in the section entitled “Shares Eligible for Future Sale.” Shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will also be eligible for sale at that time. Sales of shares by these stockholders upon expiration of the lock-up period could have a material adverse effect on the trading price of our common stock.

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock by us, including pursuant to our equity incentive plans which provide for an automatic increase in the number of shares of common stock issuable thereunder each calendar year through 2024, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent we raise additional capital by issuing equity or convertible securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to the 2014 plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2014 plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of the ESPP. The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to the lesser of 530,000 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

We have broad discretion in the use of the net proceeds from our recently completed initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our recently completed initial public offering. Because of the number and variability of factors that will determine our use of the net proceeds from our recently completed initial public offering, their ultimate use may vary substantially from their currently intended use. Our management may not apply the net proceeds from our recently completed initial public offering in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our recently completed initial public offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our recently completed initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our most recent private placement and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our shares.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The credit facility also contains a negative covenant that prohibits us from paying dividends without the prior written consent of Oxford. Any return to stockholders will therefore be limited to appreciation, if any, of their stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We incur significant increased costs as a result of operating as a new public company, and our management will be required to devote substantial time to new compliance initiatives.

We completed an initial public offering on February 10, 2014. As a new public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of at least 66 2⁄3% of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•	a requirement of approval of at least 66 2⁄3% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal laboratory and administrative facilities are located in San Diego, California. We currently lease approximately 2,800 square feet of laboratory and office space under a lease that expires August 2016. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms. In February 2014 we signed a lease amendment to add an additional 2,800 square feet. The lease amendment expires November 2014.

ITEM 3. Legal Proceedings

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on February 5, 2014 and trades under the symbol “ASPX”. Prior to February 5, 2014, there was no public market for our common stock. As a result we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years or provided a performance graph. On March 25, 2014, the last reported sale price of our common stock was $30.25.

Holders of Record

As of March 25, 2014, there were approximately 25 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

During the year ended December 31, 2013, we issued and sold the following unregistered securities:

(1)	In January 2013, we issued a warrant to purchase up to 174,014 shares of Series D Preferred Stock at an exercise price of $0.86 per share.

(2)	In May 2013, pursuant to Amendment No. 1 to the Series D Purchase Agreement, we issued and sold an aggregate of 2,320,188 shares of Series D Preferred Stock to investors at a purchase price of $0.86 per share, for an aggregate purchase price of $2,000,002.

(3)	In July 2013, pursuant to Amendment No. 2 to the Series D Purchase Agreement, we issued and sold an aggregate of 9,860,790 shares of Series D Preferred Stock to investors at a purchase price of $0.86 per share, for an aggregate purchase price of $8,500,001.

(4)	In December 2013, pursuant to the Series E Purchase Agreement, we issued and sold an aggregate of 11,336,481 shares of Series E Preferred Stock to investors at a purchase price of $1.724 per share, for an aggregate purchase price of $19,544,093.

(5)	In December 2013, we issued warrants to purchase up to an aggregate of 261,020 shares of Series E Preferred Stock at an exercise price of $1.724 per share.

(6)	From January 1, 2013 to December 31, 2013, we granted stock options under our 2010 Equity Incentive Plan to purchase an aggregate of 770,114 shares of common stock at a weighted-average exercise price of $0.67 per share and we awarded 1,100,793 shares of restricted common stock to certain directors, officers, employees and consultants.

The offers, sales and issuances of the securities described in paragraphs (1), (2), (3), (4) and (5) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) (or Regulation D promulgated thereunder), in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

The offers, sales and issuances of the securities described in paragraph (6) were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2010 Equity Plan or our 2014 Equity Incentive Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On February 4, 2014, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-193013) that was declared effective by the SEC on February 4, 2014 and that registered an aggregate of 7,000,000 shares of our common stock for sale to the public at a price of $12.00 per share. In addition, at the closing of the initial public offering on February 10, 2014, the underwriters exercised their over-allotment option to purchase 1,050,000 additional shares of our common stock in the initial public offering at the public offering price of $12.00 per share, for an aggregate offering price of $96.6 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $87.1 million.

The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our audited financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts are in thousands, except share and per share data.

	Year Ended December 31,
	2013	2012	2011	Period from February 28, 2001 (Inception) Through December 31, 2013
				unaudited)
Statement of Operations Data:
Operating expenses:
Research and development	$10,003	$11,741	$4,080	$44,748
General and administrative	3,189	1,688	1,893	19,744

Total operating expenses	13,192	13,429	5,973	64,492
Gain on sale of assets		—	3,086	3,091

Operating loss	(13,192)	(13,429)	(2,887)	(61,401)
Other income (expense)	(2,437)	(1,683)	73	(4,079)

Net loss	$(15,629)	$(15,112)	$(2,814)	$(65,480)

Net loss per common share attributable to common stockholders, basic and diluted(1)	$(371)	$(114,485)	$(21,318)

Weighted-average shares outstanding used to calculate net loss per common share attributable to common stockholders, basic and diluted(1)	42,112	132	132

(1)	See Note 2 to our audited financial statements appearing elsewhere in this annual report for an explanation of the method used to calculate the basic and diluted net loss per common share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2013	2012

Balance Sheet Data:
Cash	$36,650	$4,279
Working capital	33,400	3,306
Total assets	38,872	4,488
Note payable	14,420	—
Convertible preferred stock warrant liability	3,975	1,556
Convertible preferred stock	81,846	49,848
Deficit accumulated during the development stage	(65,480)	(49,851)
Total stockholders’ deficit	(64,938)	(49,618)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases. Our pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome, as well as other orphan indications.

Since our inception in 2001, we have devoted substantially all of our resources to the development of small molecule drugs based on the application of deuterium chemistry, including proprietary versions of currently marketed drugs, the clinical and preclinical advancement of our product candidates, the creation and protection of related intellectual property and fundraising and organizational activities. We do not have any approved products and have not generated any revenues from product sales. We have funded our operations primarily through the private placements of convertible preferred stock, convertible notes, bank debt and warrants and the sale and licensing of certain patent rights. From inception to December 31, 2013, we have raised net cash proceeds of approximately $81.0 million from the sale of convertible preferred stock, convertible notes and warrants and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In addition, we have borrowed $15.0 million under our credit facility with Oxford, of which we used $5.0 million to repay borrowings under a credit facility with Square 1, and we plan to use the balance for working capital. In February 2014, we completed our initial public offering raising net proceeds of $87.1 million.

We have never been profitable and have incurred net losses in each year since our inception. Our net losses were $15.6 million and $15.1 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $65.5 million. We continue to be classified as a development stage company for financial reporting purposes. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, SD-809 and our other product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We will need to raise capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to additional product candidates. As of December 31, 2013, we had a cash balance of $36.7 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We believe that the net proceeds from our recently completed initial public offering and our existing cash will be sufficient to fund our operations for at least the next two years.

Financial Overview

Revenue

We are a development stage company and have generated no revenue from the sale of products since inception. We do not expect to generate any product revenue unless or until we commercialize or enter into a strategic alliance for SD-809 or our other product candidates. If we fail to achieve clinical success in the development of SD-809 or another product candidate in a timely manner or obtain regulatory approval for these product candidates, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

Since our inception, we have focused on the research and development of our lead program and other product candidates. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;

•	fees paid to clinical trial sites and vendors, including clinical research organizations (CROs), in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to clinical consultants;

•	expenses related to formulation development and the production of clinical trial supplies, including fees paid to contract manufacturers;

•	expenses related to preclinical studies and chemistry;

•	other consulting fees paid to third parties;

•	expenses related to compliance with drug development regulatory requirements; and

•	travel, facilities, depreciation, insurance and other expenses.

We expense research and development expenses as they are incurred. As of December 31, 2013, we had incurred an aggregate of approximately $25.8 million in research and development expenses related to the development of SD-809. In April 2013, we initiated a Phase 3 pivotal trial of SD-809 for the treatment of chorea associated with Huntington’s disease. We are also currently conducting an open label, long-term, safety clinical trial for patients from our Phase 3 pivotal trial and an additional set of tetrabenazine-experienced patients switched to SD-809. We expect that our research and development expenses will increase as we plan for and commence our two additional planned clinical studies of SD-809, one for the treatment of tardive dyskinesia and one for the treatment of Tourette syndrome, both of which we expect to commence in 2014.

Research and development expenses by major programs or categories were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Phase 1 Clinical Studies	$616	$5,520	$979
Phase 3 First-HD Clinical Study	2,627	278	—
Phase 3 ARC-HD Clinical Study	1,179	—	—
Preclinical Studies	220	971	465
Manufacturing	2,711	3,286	1,412
Other research and development expenses	2,650	1,686	1,224

Total research and development expenses	$10,003	$11,741	$4,080

We typically use our employees, consultants and infrastructure resources across our programs. Thus, some of our research and development expenses are not attributable to an individual program but are included in other research and development expenses as shown above. Manufacturing expense includes costs associated with formulation development and clinical drug production.

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates, including SD-809. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	per patient trial costs;

•	the number of trials required for approval;

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of doses that patients receive;

•	the number of patients that participate in the trials;

•	the drop-out or discontinuation rates of patients;

•	the duration of patient follow-up;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the number and complexity of analyses and tests performed during the trial;

•	the phase of development of the product candidate; and

•	the efficacy and safety profile of the product candidate.

Our expenses related to clinical trials are based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that may be used to conduct and manage clinical trials on our behalf. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

Gain on Sale of Assets

In 2011, we received proceeds of $3.0 million related to the sale of certain patent and licensing rights to a pharmaceutical company and recorded a gain from the sale in our statement of operations. We do not currently anticipate generating any significant revenues associated with the sale of our patents hereafter.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated facilities.

We expect that our general and administrative expenses will increase in the future as we expand our operating activities, maintain and expand our patent portfolio, and incur additional costs associated with being a public company. In addition, if SD-809 receives regulatory approval, we expect to incur increased expenses associated with building a sales and marketing team and commercialization infrastructure, some of which may be incurred prior to receiving regulatory approval of SD-809.

Other Income (Expense)

Other income (expense) consists primarily of non-cash interest expense and the amortization of debt issuance and debt discount costs related to our borrowings. We account for the estimated value of our convertible preferred stock warrants at issuance and amortize such amount as debt discount over the borrowing term. The warrants are remeasured at each reporting period and changes in fair value are recognized as increases or reductions to other income (expense) in the statement of operations. Interest income consists of interest earned on our cash and savings accounts.

Other financing expense consists of the change in fair value of the convertible preferred stock tranche liability. Our Series D convertible preferred stock financing provided stockholders with the right to obligate the company to sell additional shares in a second closing contingent upon certain events. This tranche right was recorded on the date of issuance at its estimated fair value and is remeasured at each reporting period with increases or reductions recorded in other income (expenses) in our statement of operations.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this annual report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses

We accrue and expense clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with CROs and clinical trial sites. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Stock-Based Compensation

We account for stock-based compensation transactions in which we receive employee services in exchange for options to purchase common stock or restricted stock issuances. Stock-based compensation expense for option grants represents the grant date fair value of employee stock option grants recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of estimated forfeitures. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. Stock-based compensation cost for restricted stock is measured based on the fair market value of our common stock on the date of grant and recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis.

We account for stock options and restricted stock awards to non-employees using the fair value approach. The fair value of these options and restricted stock is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options and restricted stock in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the award. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Convertible Preferred Stock Warrant Liability

We have issued freestanding warrants for the purchase of our Series C, D and E convertible preferred stock in connection with convertible note issuances and bank credit facilities. The fair value of these warrants is recorded as a liability on our balance sheet at issuance and remeasured at each reporting period. Changes to the fair value are recognized as increases or reductions to other income (expense). We estimate the fair value of the convertible preferred stock warrants using the Black-Scholes option pricing model based on inputs as of the valuation measurement dates for; the estimated fair value of the underlying convertible preferred stock; the remaining contractual terms of the warrants; the risk-free interest rates; the expected dividend yield; and the estimated volatility of the price of the convertible preferred stock.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table sets forth our results of operations for the years ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31,		Period- to- Period
	2013	2012	Change
Research and development	$10,003	$11,741	$(1,738)
General and administrative	3,189	1,688	1,501
Other income (expense)	(2,437)	(1,683)	(754)

Research and Development Expenses. Our research and development expenses were $10.0 million and $11.7 million for the years ended December 31, 2013 and 2012, respectively. The decrease in research and development expense during 2013 compared to 2012 was primarily due to a decrease in expenses for Phase 1 clinical studies of SD-809 of $4.9 million from $5.5 million in 2012 to $0.6 million in 2013 as our Phase I study for SD-809 was completed and we began activities for our Phase 3 study in 2013. In addition, preclinical activities decreased by $0.8 million and manufacturing expenses decreased by $0.6 million as we incurred $3.3 million of formulation development and clinical supply manufacturing expenses for SD-809 during 2012 compared to $2.7 million for 2013. These decreases were offset by increased expenses for the start of our Phase 3 clinical trials of SD-809 of $3.5 million as well as increases in consulting, payroll related and other research and development expenses of $0.4 million, $0.3 million and $0.2 million, respectively, as we continued to expand operations.

General and Administrative Expense. General and administrative expenses were $3.2 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. The change in general and administrative expense resulted primarily from an increase in payroll related expense of $0.8 million as three additional employees, including two executives, were added during 2013, an increase in professional and consulting fees of $0.3 million and an increase in stock compensation of $0.2 million relating to the new employees.

Changes in components of Other income (expense) were as follows:

Interest Expense, Net. Interest expense was $0.2 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. The interest expense in 2013 consisted of $0.1 million of expense related to our bank notes payable and $0.1 million for amortization of debt discount related to the bank notes. The interest expense incurred in 2012 consisted of interest expense of $0.5 million relating to outstanding 2011 Notes and the 2012 Notes issued in April and July 2012. In addition, we recorded $0.8 million for amortization of debt discount in connection with the 2011 and 2012 Notes that converted into Series D convertible preferred stock in October 2012.

Other Financing Expense. Other financing expense was $0.3 million and $0.2 million for the years ended December 31, 2013 and 2012 respectively. The other financing expense consisted of the remeasurement of our preferred stock tranche rights in connection with the first closing of our Series D convertible preferred stock financing in October 2012.

Change in Fair Value of Convertible Preferred Stock Warrant Liability. The change in the fair value of our convertible preferred stock warrant liability for the year ended December 31, 2013 was an increase of $1.9 million compared to an increase of $0.2 million for the year ended December 31, 2012. The increase in the fair value of convertible preferred stock warrant liability resulted from the remeasurement of our Series C and Series D convertible preferred stock warrants as well as issuance of new warrants in December 2013 related to our term loan facility.

Comparison of the Years Ended December 31, 2012 and 2011

The following table sets forth our results of operations for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,		Period- to- Period
	2012	2011	Change
Research and development	$11,741	$4,080	$7,661
General and administrative	1,688	1,893	(205)
Gain from sale of asset	—	3,086	(3,086)
Other income (expense)	(1,683)	73	(1,756)

Research and Development Expenses. Our research and development expenses were $11.7 million and $4.1 million for the years ended December 31, 2012 and 2011, respectively. The increase in research and development expense during 2012 compared to 2011 was primarily due to $0.5 million spent for pre-clinical development, and $4.8 million spent for clinical studies of SD-809 in 2012. Additionally, manufacturing costs increased from $1.4 million in 2011 to $3.3 million during 2012 as a result of formulation development, clinical supply manufacturing and the production of registration batches required for an NDA filing. Research and development-related payroll expense was $0.9 million in 2011 compared to $1.4 million in 2012.

General and Administrative Expense. General and administrative expenses decreased to $1.7 million for the year ended December 31, 2012 compared to $1.9 million for the year ended December 31, 2011. The change in general and administrative expense resulted primarily from an increase to payroll related expense of $0.3 million offset by decreases in professional fees, consulting fees and depreciation of $0.2 million, $0.2 million and $0.1 million, respectively.

Gain on the Sale of Assets. In 2011, we recorded a gain of $3.0 million related to the sale of certain patent and licensing rights and a gain of $86,000 related to the sale of equipment to a pharmaceutical company in our statement of operations.

Changes in components of Other income (expense) were as follows:

Interest Expense, Net. Interest expense increased to $1.3 million for the year ended December 31, 2012 compared to $35,000 for the year ended December 31, 2011. The interest expense incurred in 2012 consisted of interest expense of $0.5 million relating to outstanding 2011 Notes and an additional $6.0 million of 2012 Notes issued in April and July 2012. In addition, we recorded $0.8 million for amortization of debt discount in connection with the 2011 and 2012 Notes. During December 2011, we incurred $13,000 of interest expense and $24,000 of amortization of debt discount in connection with the 2011 Notes issued in December 2011.

Other Financing Expense. Other financing expense was $0.2 million and $0 for the years ended December 31, 2012 and 2011, respectively. The 2012 other financing expense consisted of the remeasurement of our preferred stock tranche rights in connection with the first closing of our Series D convertible preferred stock financing in October 2012.

Change in Fair Value of Convertible Preferred Stock Warrant Liability. The change in the fair value of our convertible preferred stock warrant liability for the year ended December 31, 2012 was an increase of $0.2 million compared to a decrease of $0.1 million for the year ended December 31, 2011. The increase in the fair value of convertible preferred stock warrant liability in 2012 resulted from a decrease of $0.2 million in the fair value of the Series C warrants due to a shorter time to maturity, offset by an increase in the fair value of the Series D warrants issued in 2012 totaling $377,000.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the years ended December 31, 2013 and 2012. As of December 31, 2013, we had an accumulated deficit of $65.5 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of SD-809 and our other product candidates and incur additional costs associated with being a public company.

We have funded our operations primarily through the sale of convertible preferred stock, convertible notes and warrants and the sale and license of certain patent rights. Since inception through December 31, 2013, we have raised net cash proceeds of $81.0 million from the sale of convertible preferred stock, convertible notes, warrants, and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. As of December 31, 2013, we had a cash balance of $36.7 million. In February 2014 we closed our initial public offering for net proceeds of approximately $87.1 million. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

In January 2013, we entered into the credit facility with Square 1 for supplemental working capital. The credit facility was amended in June 2013 adjusting certain covenants, payment terms and the interest rate. The credit facility provided funding for an aggregate principal amount of up to $5.0 million. The credit facility was secured by substantially all of our personal property other than our intellectual property, and the term loans extended under the credit facility were evidenced by secured promissory notes issued to the lender. In September 2013, we borrowed $5.0 million under this credit facility, which bore interest at a variable rate of prime plus 2% per annum and matured in April 2016 and subsequently paid the debt in full in December 2013.

In December 2013, we entered into a term loan facility with Oxford and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million, which was funded at closing. The term loan matures on January 1, 2018. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property. Our intellectual property is subject to a negative pledge. $5.0 million of the proceeds were used to repay our Square 1 credit facility. The term loan bears interest at a fixed rate equal 8.99% per annum. We are required to make 12 monthly interest only payments beginning on February 1, 2014 followed by 36 equal monthly payments of the outstanding principal and interest. Upon the completion of our initial public offering of our common stock in February 2014, the interest only period was extended by an additional 6 months to 18 months, followed by 30 equal monthly payments of the outstanding principal and interest. Upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(11,301)	$(12,673)	$(5,723)
Net cash provided by (used in) investing activities	(14)	(33)	3,223
Net cash provided by financing activities	43,686	13,823	3,000
Net increase in cash	32,371	1,117	500

Cash used in operating activities

Cash used in operating activities was $11.3 million, $12.7 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash used in operating activities during 2013 primarily consisted of $15.6 million of net losses incurred for the development of SD-809. Cash used in operating activities was further adjusted for non-cash items such as the remeasurement of our convertible preferred stock warrant liability of $1.9 million, amortization of debt discount of $0.1 million related to our notes payable, other financing expense related to our preferred stock tranche liability, stock based compensation of $0.3 million and net cash inflows from a change in our operating assets and liabilities of $1.7 million. Cash used in operating activities for the year ended December 31, 2012 primarily related to our net losses of $15.1 million incurred for the development of SD-809, adjusted for non-cash items such as $0.8 million of amortization of debt discount, $0.5 million of interest expense related to our convertible debt, remeasurement of our warrant liability of $0.2 million, remeasurement of our convertible preferred stock tranche liability of $0.2 million, stock-based compensation expense of $0.1 million and net cash inflows from a change in our operating assets and liabilities of $0.7 million. Cash used in operating activities during 2011 primarily consisted of $2.8 million of net losses incurred for the development of SD-809, adjusted for the gain of $3.1 million from the sale of patent and licensing rights and equipment. Cash used in operating activities was further adjusted for non-cash items such as the remeasurement of our convertible preferred stock warrant liability of $108,000, interest expense of $13,000 and amortization of debt discount of $24,000 related to our convertible debt, stock based compensation of $50,000 and net cash inflows from a change in our operating assets and liabilities of $37,000.

Cash provided by (used in) for investing activities

Net cash used for investing activities was $14,000 for the year ended December 31, 2013 and consisted of funds used for the purchase of fixed assets. Cash used for investing activities in 2012 totaled $33,000 and consisted of funds used for the purchase of fixed assets. Net cash provided by investing activities was $3.2 million for the year ended December 31, 2011. This was primarily attributed to $3.0 million of proceeds from the sale of certain patent and licensing rights to a pharmaceutical company and $200,000 of cash received from the sale of equipment.

Cash provided by financing activities

Net cash provided from financing activities was $43.7 million, $13.8 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash provided from financing activities for the year ended December 31, 2013 resulted from net proceeds of $19.3 million from the sale of Series E preferred stock in December 2013 and net proceeds of $10.5 million from the completion of our Series D convertible preferred stock financing in May and July 2013, respectively. We borrowed $5.0 million in September 2013 under a credit facility. In addition, we borrowed $15.0 million under our credit facility with an origination fee of $0.1 million in December 2013 and $5.0 million of the proceeds was used to pay off the September credit facility in full. Cash paid for deferred IPO Costs was $1.3 million. Net cash provided from financing activities for the year ended December 31, 2012 consisted of net proceeds from our convertible debt financing of $3.0 million in April 2012 and $1.5 million each in July and August 2012. In addition, we raised net cash proceeds of $7.8 million from the sale of Series D convertible preferred stock in October 2012. Net cash provided from financing activities for 2011 resulted from net proceeds of $3.0 million from our convertible debt financing completed in December 2011.

Operating Capital Requirements

To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, we expect to incur additional costs associated with operating as a new public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that the net proceeds from our recently completed initial public offering and our existing cash balance will be sufficient to fund our operations for at least the next two years. However, we will require additional capital to complete the development and commercialization of SD-809, if approved, for all three planned indications and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. In any event, we do not expect to achieve revenue from product sales prior to the use of the net proceeds from our recently completed initial public offering. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to SD-809 or our other product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize SD-809 or our other product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the design, initiation, progress, size, timing, costs and results of the First-HD trial and the ARC-HD trial and any other preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

•	the timing and costs associated with manufacturing our product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the number and characteristics of product candidates that we pursue;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for SD-809 and any other products candidates for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013 that will affect our future liquidity (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$15,000	$—	$9,113	$5,887	$—
Interest on long-term debt	4,001	1,237	1,970	794	—
Operating lease obligations(1)	413	204	209	—	—

Total	$19,414	$1,441	$11,292	$6,681	—

(1)	In June 2011 we entered into a multi-year non-cancelable building lease for our facility in San Diego, California. In November 2012 and February 2014 we amended this lease to add expansion space. The lease expires in August 2016.

Our commitment for operating leases relates to our lease of office space in San Diego, California.

In December 2013, we borrowed $15.0 million under the Oxford credit facility and used $5.0 million of this loan to repay the then outstanding balance on the Square 1 credit facility. The loan provides for interest payments totaling $4.0 million. The term loan matures in January 2018, subject to acceleration upon certain specified events of default. Upon repayment of the term loan, we are required to make a final payment to the lenders equal to 3% of the original principal balance of the loan.

In September 2011, we entered into a patent assignment agreement with Concert Pharmaceuticals, Inc., or Concert, pursuant to which we received a U.S. patent application relating to deuterated pirfenidone. Under this agreement, we will be required to make royalty payments, or Royalty Payments, in the low single digits for net sales in the United States invoiced by us or any of our affiliates of pharmaceutical products containing deuterated pirfenidone. If we sell to another party all of our U.S. rights to certain deuterated pirfenidone products or if we grant to another party a license to sell certain deuterated pirfenidone products in the United States, Concert will receive an amount, or Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds we receive therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. If we are acquired in a change in control transaction at any time that we or any of our affiliates own certain patents or patent applications related to deuterated pirfenidone, Concert will receive 1.44% of any proceeds we receive in such transaction. Such payment is applied as a credit to any future Royalty Payments and Sublicense/Sale Payments that may be due to Concert under the agreement. The agreement expires upon the earlier to occur of (1) receipt by Concert of the final Sublicense/Sale Payment arising from (a) the sale of our U.S. rights to certain deuterated pirfenidone products or (b) our grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by us or any of our affiliates in certain patents or patent applications related to deuterated pirfenidone.

We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for preclinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Other Information

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2013, we had federal and California tax net operating loss carryforwards of $38.9 million and $39.2 million, respectively, which began to expire in 2022 and 2014, respectively, unless previously utilized. As of December 31, 2013, we also had federal and California research and development tax credit carryforwards of $2.5 million and $1.3 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2021. The California research and development tax credit carryforwards are available indefinitely.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before we can use them. We have recorded a valuation allowance on all of our deferred tax assets, including our deferred tax assets related to our net operating loss and research and development tax credit carryforwards.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Adopted Accounting Pronouncements

See “Notes to Financial Statements—Note 2—Recent Accounting Pronouncements” of our annual financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash balances as of December 31, 2013 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation. Our long-term debt bears interest at a fixed rate and therefore does not contain exposure to changes in interest rates.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Internal Control Over Financial Reporting

Pursuant to Section 404(a) of the Sarbanes-Oxley Act, commencing the year following our first annual report required to be filed with the SEC, our management will be required to report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

ITEM 8.	Financial Statements and Supplementary Data

Auspex Pharmaceuticals, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Auspex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Auspex Pharmaceuticals, Inc. (a development stage company, or the Company) as of December 31, 2013 and 2012, and the related statements of operations, cash flows, convertible preferred stock and stockholders’ deficit for each of the three years in the period ended December 31, 2013 and for the period from February 28, 2001 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auspex Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and for the period from February 28, 2001 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 28, 2014

Auspex Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012

Assets
Current assets:
Cash	$36,650	$4,279
Prepaid expenses and other current assets	242	153

Total current assets	36,892	4,432

Deferred offering costs	1,817	—
Property and equipment, net	26	23
Other assets	137	33

Total assets	$38,872	$4,488

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,365	$853
Accrued liabilities	2,127	273

Total current liabilities	3,492	1,126
Note payable	14,420	—
Preferred stock warrant liability	3,975	1,556
Preferred stock tranche liability	—	1,562
Other long-term liabilities	77	14

Total liabilities	21,964	4,258

Commitments (Note 11)

Convertible preferred stock; par value $0.0001; 68,694,006 and 55,025,346 shares authorized at December 31, 2013 and 2012 respectively; 64,790,302 and 40,994,425 shares issued and outstanding at December 31, 2013 and 2012, respectively; $91,726 and $62,170 liquidation preference at December 31, 2013 and 2012, respectively	81,846	49,848

Stockholders’ deficit:

Common stock, par value $0.0001; 86,500,000 and 62,500,000 shares authorized at December 31, 2013 and 2012, respectively; 1,128,702 issued and 173,147 outstanding, excluding 955,555 shares subject repurchase at December 31, 2013 and 132 shares issued and outstanding at December 31, 2012.	—	—
Additional paid-in capital	542	233
Deficit accumulated during the development stage	(65,480)	(49,851)

Total stockholders’ deficit	(64,938)	(49,618)

Total liabilities, convertible preferred stock and stockholders’ deficit	$38,872	$4,488

Auspex Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(In thousands, except share and per share amounts)

				Period from February 28, 2001 (Inception) Through December 31, 2013
	Years Ended December 31,
	2013	2012	2011

Operating expenses:
Research and development	$10,003	$11,741	$4,080	$44,748
General and administrative	3,189	1,688	1,893	19,744

Total operating expenses	13,192	13,429	5,973	64,492
Gain on sale of assets	—	—	3,086	3,091

Operating loss	(13,192)	(13,429)	(2,887)	(61,401)
Other income (expense)
Grant income	—	—	—	244
Interest expense, net	(248)	(1,292)	(35)	(2,772)
Gain from troubled debt restructuring	—	—	—	569
Other financing expense	(258)	(196)	—	(454)
Change in fair value of preferred stock warrant liability	(1,931)	(195)	108	(1,666)

Total other (expense) income	(2,437)	(1,683)	73	(4,079)

Net loss	$(15,629)	$(15,112)	$(2,814)	$(65,480)

Net loss per share, basic and diluted	$(371)	$(114,485)	$(21,318)

Weighted-average common shares outstanding, basic and diluted	42,112	132	132

Auspex Pharmaceuticals, Inc.

(A Development Stage Company)

Statement of Cash Flows

(In thousands)

				Period From
				February 28, 2001
				(Inception)
				Through
	Year Ended December 31,			December 31,
	2013	2012	2011	2013
Operating activities
Net loss	$(15,629)	$(15,112)	$(2,814)	$(65,480)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	12	30	161	1,467
Change in fair value of preferred stock warrant liability	1,931	195	(108)	1,666
Amortization of debt discount on convertible notes payable	126	813	24	1,947
Other financing expense	258	196	—	454
Stock-based compensation	300	82	50	548
Forgiveness of notes receivable	—	—	—	10
Gain on sale of assets	—	—	(3,086)	(3,091)
Noncash interest expense on convertible notes payable	—	480	13	1,062
Gain on troubled debt restructuring	—	—	—	(569)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(88)	12	(111)	(243)
Other assets	(104)	(2)	(13)	(136)
Accounts payable and accrued expenses	1,893	633	161	3,032

Net cash used in operating activities	(11,301)	(12,673)	(5,723)	(59,333)

Investing activities
Purchases of property and equipment	(14)	(33)	(18)	(1,692)
Proceeds from sale of assets	—	—	3,241	3,291

Net cash provided by (used in) investing activities	(14)	(33)	3,223	1,599

Financing activities
Deferred IPO costs	(1,282)			(1,282)
Proceeds from term loans	20,000	—	—	20,000
Repayment of term loan	(5,000)	—	—	(5,000)
Term loan origination fees	(100)	—	—	(100)
Proceeds from the issuance of related-party note payable	—	—	—	200
Proceeds from the issuance of convertible debt, net	—	6,000	3,000	17,341
Proceeds from issuance of preferred stock warrants	—	—	—	984
Exercise of preferred stock warrants	240		—	240
Proceeds from the issuance of convertible preferred stock, net of issuance cost	29,819	7,823	—	62,217
Proceeds from the issuance of common stock	9	—	—	16
Repurchase of common stock for cash	—	—	—	(32)
Repayment on related-party debt principal	—	—	—	(200)

Net cash provided by financing activities	43,686	13,823	3,000	94,384

Increase in cash	32,371	1,117	500	36,650
Cash at beginning of period	4,279	3,162	2,662

Cash at end of period	$36,650	$4,279	$3,162	$36,650

Supplemental disclosure of cash flow information
Cash paid for interest expense	$81	$—	$—	$81

Supplemental schedule of noncash financing activities
Conversion of notes and accrued interest to preferred stock	$—	$9,493	$—	$18,818

Issuance of common stock for notes	$—	$—	$—	$28

Repurchase of common stock issued for notes	$—	$—	$—	$(19)

Fair value of exercised warrants	$119	$—	$—	$119

Accrued IPO costs	$535	$—	—	$535

See accompanying notes.

Auspex Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholder’s Deficit

(In thousands, except share and per share amounts)

	Series A-D,				Additional Paid-in Capital	Notes Receivable from Issuance of Common Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficit
	Convertible Preferred Stock
	Shares	Amount	Common Stock
			Shares	Amount

Balance at February 28, 2001 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	1	—	—	1
Issuance of Series A-1 convertible preferred stock	513,500	514	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(110)	(110)

Balance at December 31, 2001	513,500	514	—	—	1	—	(110)	(109)
Issuance of Series A-1 convertible preferred stock	50,000	50	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock	610,294	1,038	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(598)	(598)

Balance at December 31, 2002	1,173,794	1,602	—	—	1	—	(708)	(707)
Net loss	—	—	—	—	—	—	(792)	(792)

Balance at December 31, 2003	1,173,794	1,602	—	—	1	—	(1,500)	(1,499)
Issuance of common stock	—	—	—	—	1	—	—	1
Issuance of Series A-1 convertible preferred stock	50,000	50	—	—	—	—	—	—
Issuance of Series A-3 convertible preferred stock	291,666	700	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(729)	(729)

Balance at December 31, 2004	1,515,460	2,352	—	—	2	—	(2,229)	(2,227)
Issuance of common stock	—	—	—	—	1	—	—	1
Issuance of Series A-4 convertible preferred stock	258,084	800	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(561)	(561)

Balance at December 31, 2005	1,773,544	3,152	—	—	3	—	(2,790)	(2,787)
Issuance of Series A-5 convertible preferred stock	52,630	200	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,086)	(1,086)

Balance at December 31, 2006	1,826,174	3,352	—	—	3	—	(3,876)	(3,873)
Issuance of common stock for cash	—	—	—	—	2	—	—	2
Issuance of common stock for notes	—	—	—	—	29	(29)	—	—
Issuance of Series B convertible preferred stock, net of $150 offering costs	3,638,156	13,674	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(2,683)	(2,683)

Balance at December 31, 2007	5,464,330	17,026	—	—	43	(29)	(6,559)	(6,545)
Issuance of Series B convertible preferred stock, net of $10 offering costs	1,315,786	4,989	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	26	—	—	26
Net loss	—	—	—	—	—	—	(11,521)	(11,521)

Balance at December 31, 2008	6,780,116	22,015	—	—	69	(29)	(18,080)	(18,040)

Auspex Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholder’s Deficit

(In thousands, except share and per share amounts) (Continued)

	Series A-E, Convertible Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable from Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit

Balance at December 31, 2008	6,780,116	$22,015	—	—	69	(29)	(18,080)	(18,040)
Issuance of common stock for cash	—	—	—	—	2	—	—	2
Repurchase of common stock for cash	—	—	—	—	(32)	—	—	(32)
Repurchase of common stock issued for notes	—	—	—	—	(19)	19	—	—
Forgiveness of debt on common stock issued for notes	—	—	—	—	—	2	—	2
Stock-based compensation	—	—	—	—	46	—	—	46
Beneficial conversion feature value associated with bridge notes	—	—	—	—	712	—	—	712
Net loss			—	—	—	—	(10,473)	(10,473)

Balance at December 31, 2009	6,780,116	22,015	—	—	778	(8)	(28,553)	(27,783)
Issuance of Series C convertible preferred stock, net of $116 offering costs	5,220,415	4,384	—	—	—	—	—	—
Conversion of note payables to Series C convertible preferred stock	8,700,693	7,500	—	—	—	—	—	—
Restricted common stock bonus granted for non cash	—	—	132	—	—	—	—	—
Forgiveness of debt on common stock issued for notes payable	—	—	—	—	—	8	—	8
Stock-based compensation	—	—	—	—	35	—	—	35
Reversal of the beneficial conversion feature value associated with notes payable	—	—	—	—	(712)	—	—	(712)
Net loss			—	—	—	—	(3,372)	(3,372)

Balance at December 31, 2010	20,701,224	33,899	132	—	101	—	(31,925)	(31,824)
Stock-based compensation			—	—	50	—	—	50
Net loss	—	—	—	—	—	—	(2,814)	(2,814)

Balance at December 31, 2011	20,701,224	33,899	132	—	151	—	(34,739)	(34,588)
Issuance of Series D convertible preferred stock, net of $177 offering costs and tranche liability of $1,367	9,280,745	6,456	—	—	—	—		—
Conversion of notes payable and accrued interest to Series D convertible preferred stock	11,012,456	9,493	—	—	—	—	—	—
Stock-based compensation	—		—	—	82	—	—	82
Net loss	—		—	—	—	—	(15,112)	(15,112)

Balance at December 31, 2012	40,994,425	49,848	132	—	233	—	(49,851)	(49,618)
Issuance of Series D convertible preferred stock, net of issuance costs of $45	12,180,978	10,456	—	—	—	—	—	—
Reclassification of tranche right upon issuance of Series D preferred stock	—	1,820	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $181	11,336,481	19,363	—	—	—	—	—	—
Exercise of preferred stock warrants	278,418	359	—	—	—	—	—	—
Exercise of stock options	—	—	5,555	—	4	—	—	4
Issuance of restricted stock awards	—	—	167,460	—	5	—	—	5
Stock-based compensation	—	—	—	—	300	—	—	300
Net loss	—	—	—	—	—	—	(15,629)	(15,629)

Balance at December 31, 2013	64,790,302	$81,846	173,147	$—	$542	$—	$(65,480)	$(64,938)

See accompanying notes.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

Notes to Financial Statements

1. Organization and Basis of Presentation

Auspex Pharmaceuticals, Inc. (the Company) was founded on February 28, 2001 (inception), and incorporated in California (and subsequently reincorporated in Delaware in June 2007). The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases. The Company’s pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome, as well as other orphan indications.

From inception through December 31, 2013, the Company has devoted substantially all of its efforts to research, product development, raising capital, and building infrastructure. The Company has not generated any revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of December 31, 2013 had a deficit accumulated during the development stage of $65.5 million.

The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through future debt and equity financing or through collaborations or partnerships with other companies. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of convertible preferred stock warrants, equity awards and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Reverse Stock Split

On October 31, 2012, the Company effected a 1-for-10 reverse split of the Company’s outstanding common stock, preferred stock, preferred stock warrants and common stock. On January 16, 2014, the Company effected a 1-for-4.5 reverse stock split of the Company’s issued and outstanding shares of common stock. All issued and outstanding common stock and per share amounts contained in the Company’s financial statements have been retroactively adjusted to reflect the January 2014 reverse stock split for all periods presented.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See Note 6—Notes Payable, regarding the fair value of the Company’s notes payable.

Cash

As of December 31, 2013 and 2012, the Company has cash balances deposited at financial institutions in excess of federally insured deposit limits. However, cash is held on deposit in major financial institutions and is considered subject to minimal credit risk.

Property and Equipment

Property and equipment are stated at cost, less accumulated amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets which are three to seven years depending on asset class.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2013.

Convertible Preferred Stock Warrant and Tranche Liability

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate.

Preclinical and Clinical Trial Accruals

The Company accrues and expenses clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual study and patient enrollment rates in accordance with agreements established with clinical research organizations and clinical trial sites. The Company determines the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including the Company’s clinical development plan.

The Company makes estimates of the Company’s accrued expenses as of each balance sheet date in the Company’s financial statements based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Research and Development Expenses

Research and development costs are expensed as incurred.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statement of operations.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants and restricted stock awards recognized over the requisite service period of the awards on a straight-line basis, net of estimated forfeitures. The Company accounts for stock options to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that the Company believes is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in the Company’s income tax returns and the amount of tax benefits recognized in its financial statements, represent its unrecognized income tax benefits, which the Company either records as a liability or as a reduction of deferred tax assets.

Comprehensive Loss

Net loss and comprehensive loss were the same for all periods presented; therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, convertible notes payable, unvested restricted common stock subject to repurchase, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2013	2012	2011
Convertible preferred stock	14,397,836	9,109,868	4,600,268
Warrants to purchase convertible preferred stock	859,743	824,944	515,588
Common stock options	986,111	512,228	362,719
Common stock subject to repurchase	933,333	—	—

	17,177,023	10,447,040	5,478,575

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2014, and does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

Severance Payment

Included in general and administrative expense for the year ended December 31, 2013 was severance expense of $0.4 million payable to the Company’s former CEO.

3. Fair Value Measurements

The Company follows ASC 820-10, Fair Value Measurements and Disclosures, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At December 31, 2013 and 2012, the Company did not have financial assets that are measured at fair value on a recurring basis. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid expenses, other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The Company believes the fair value of its note payable approximates its carrying value as of December 31, 2013. The carrying amount of the convertible preferred stock warrant liability represents its estimated fair value. No transfers between levels have occurred during the periods presented. Liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Series C preferred stock warrants	$1,165	$—	$—	$1,165
Series D preferred stock warrants	2,330	—	—	2,330
Series E preferred stock warrants	480	—	—	480

Total	$3,975	$—	$—	$3,975

		Fair Value Measurements Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Series C preferred stock warrants	$344	$—	$—	$344
Series D preferred stock warrants	1,212	—	—	1,212
Convertible preferred stock tranche	1,562	—	—	1,562

Total	$3,118	$—	$—	$3,118

The Company estimates the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. The Company estimates the fair value of the convertible preferred stock tranche liability at the time of issuance and subsequent remeasurement using the option-pricing model that considers the probability of achieving a milestone, the cost of capital, and the estimated time period the tranche right would be outstanding. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions as well as the Company’s estimated stock price on the reporting date can have a significant impact on the fair value of the convertible preferred stock warrant liability and the convertible preferred stock tranche liability.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the convertible preferred stock warrant liability:

	December 31,
	2013	2012
Assumptions:
Risk-free interest rate	0.07%-3.04%	0.21%
Expected dividend yield	0%	0%
Expected volatility	66.49%-85.10%	94.32%
Expected term (in years)	0.39-9.99	1.68 – 4.29

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands) :

	Warrant Liability	Preferred Stock Tranche Liability
Balance at December 31, 2012	$1,556	$1,562
Issuance of warrant	606	—
Exercise of warrants	(118)
Exercise of tranche rights	—	(1,820)
Change in fair value (1) (2)	1,931	258

Balance at December 31, 2013	$3,975	$—

(1)	The changes in the fair value of the convertible preferred stock warrants were recorded as increase or reduction to other income (expenses) in the statement of operations.
(2)	The changes in the fair value of the convertible preferred stock tranche liability were recorded as increases or reductions to other financing expense in the statement of operations.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012

Machinery and equipment	$4	$35
Computer	45	45
Furniture and fixtures	16	16
Office equipment	12	11
Leasehold Improvements	5	5

	82	112
Less accumulated depreciation and amortization	(56)	(89)

	$26	$23

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 and for the period from February 28, 2001 (inception) through December 31, 2013, was $12,000, $30,000, $0.2 million and $1.5 million, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Manufacturing cost accrual	$772	$—
Clinical trial accruals	565	141
Payroll and related expenses	475	98
Other accrued expenses	315	34

	$2,127	$273

6. Notes Payable

2006 Notes Payable

During 2006, the Company issued a convertible note to Costa Verde Capital (the 2006 Note) for $2.0 million in connection with fund raising services. In 2007, the 2006 Note was amended to $1.8 million to reflect the actual amount of funds raised. The 2006 Note bore interest of 5% per annum, compounded annually, and at the Company’s discretion, was convertible into shares of the Company’s equity securities sold at the next financing or a series of related transactions yielding gross proceeds to the Company of at least $1.0 million. In June 2007, the outstanding principal balance of the 2006 Note was converted into 480,263 shares of Series B convertible preferred stock and a cash payment for the outstanding accrued interest of $46,000 was made to Costa Verde.

2009 and 2010 Convertible Notes Payable

During May, June, July and October 2009, the Company issued convertible notes (the 2009 Notes) with an aggregate face value of $5.0 million to certain investors. The 2009 Notes were to be payable six months after the issuance date, if not converted, and were secured by all of the Company’s assets. The lenders were entitled to receive interest on the unpaid principal at an annual rate of 10%.

In January 2010, the Company issued additional convertible notes in a first closing (the January 2010 Notes) under the same terms and conditions as those outlined above with an aggregate face value of $2.0 million to certain investors. In June 2010, the Company issued convertible notes in a second closing (the June 2010 Notes and collectively with the January 2010 Notes, the 2010 Notes) in the aggregate amount of $0.5 million, bearing interest at a rate of 10% per annum and due two months after the date of issuance, if not converted.

In July 2010, the Company converted the outstanding 2009 Notes and the 2010 Notes totaling $7.5 million into 8,700,693 shares of Series C Preferred Stock at $0.86 per share. All accrued and unpaid interest of $0.6 million as of the conversion date was waived and the convertible notes became fully paid. The forgiveness of the accrued and unpaid interest resulted in a troubled debt restructuring and the Company recorded a gain from the restructuring in the statements of operations of $0.6 million.

2011 and 2012 Convertible Notes Payable

On December 15, 2011, the Company entered into a convertible note and warrant purchase agreement (the 2011 Convertible Note Agreement) to issue senior secured convertible notes up to an aggregate amount of $6.0 million (the 2011 Notes), and issued convertible notes for an aggregate principal amount of $3.0 million in a first closing. The 2011 Notes bore interest of 10% per annum and were to mature six months after the effective date or a later date as may be determined by a written consent of the Company’s Board of Directors and the majority in interest of the note holders. All unpaid principal and accrued interest under the 2011 Notes was to automatically convert into (1) the number of shares of the preferred stock sold by the Company in the next round of equity financing under certain conditions or (2) shares of Series C Preferred Stock. The number of shares issued from the conversion was to be determined by dividing the unpaid principal and accrued interest by the price of preferred stock issued in such financing or $0.862 if converted into the Series C Preferred Stock.

On April 20, 2012, the Company issued an additional $3.0 million of convertible notes under the same terms in a subsequent closing under the 2011 Convertible Note Agreement.

On July 18, 2012, the Company entered into a convertible promissory note and warrant purchase agreement for an aggregate amount of up to $3.0 million and issued convertible notes (the 2012 Notes) for an aggregate principal amount of $1.5 million in a first closing. The 2012 Notes held terms consistent with the 2011 Notes, except that the Company was obligated to pay the holders of the July 2012 Notes an amount equal to the sum of two times the entire outstanding principal balance and all the unpaid accrued interest at the maturity date if no conversion occurred prior to the maturity date. Since the repayment of the 2012 Notes in cash was deemed improbable, no additional accrual for the repayment premium was established at the issuance date. The 2012 Notes bore interest of 10% per annum and were to mature six months after the issuance date.

On August 28, 2012, the Company issued an additional $1.5 million of convertible notes in a subsequent closing under the same terms as the 2012 Notes. Concurrently, the 2011 Notes were amended to extend the maturity dates to January 18, 2013. This modification to the 2011 Notes was accounted for prospectively based on the revised terms under the debt accounting guidance.

On October 31, 2012, the outstanding 2011 and 2012 Notes in the amount of $9.0 million and the related accrued interest of $0.5 million were converted into 11,012,456 shares of Series D Preferred Stock at a conversion price of $0.862 per share.

September 2013 Note Payable

In January 2013, the Company entered into a loan and security agreement (the Credit Facility) with a bank for working capital in an aggregate principal amount of up to $5.0 million, which can be increased to $6.0 million upon the achievement of certain clinical trial milestones. In June 2013, the Credit Facility was amended to revise the interest rate and the milestones for which the aggregate principal amount of the Credit Facility may be increased. Additionally, the amendment adjusted the interest rate and extended the Credit Facility borrowing term from August 2014 to November 2014. Under the amended Credit Facility, each term loan bore interest at a variable annual rate equal to 2% above prime. The term loans required interest-only payment through November 9, 2014 and 18 equal monthly payments of principal and interest thereafter. In connection with the Credit Facility, the company granted a security interest in all its assets, except intellectual property.

A term loan in the amount of $5.0 million was funded on September 30, 2013. The term loan bore annual interest at a variable rate of prime plus 2% which was 5.25% per annum at funding with interest-only payments through November 9, 2014 with a maturity date of April 9, 2016. The term loan was paid off in full and terminated in December 2013. Debt issuance costs totaling $42,000 were recorded as an asset in January 2013 and were fully amortized to interest expense as of December 31, 2013 in conjunction with the payoff of the term loan in December 2013.

December 2013 Notes Payable

On December 27, 2013, the Company entered into a term loan facility with Oxford Finance LLC and its assignees. The loan facility provides funding for an aggregate principal amount of $15.0 million which was funded at closing. The term loan bears interest at a fixed rate of 8.99% per annum with interest only payments for 12 months beginning on February 1, 2014 and equal monthly principal and interest payments over 36 months thereafter. The loan will mature on January 1, 2018. Upon the completion of the initial public offering of the Company’s common stock in February 2014, the interest only period was extended by an additional 6 months to 18 months. Upon repayment of the term loan, the Company is required to make a final payment to the lenders equal to 3% of the original principal balance of the loan. The Company incurred loan origination fees of $0.1 million which were recorded as a loan discount and additional issuance costs of $0.1 million which were recorded as a deferred asset. The Company accounts for the discount and deferred asset utilizing the effective interest method. The Company did not record any amortization of discount or deferred asset related to this term loan as of December 31, 2013 as the amounts were minimal.

The Company is permitted to make voluntary prepayments of the term loan with a prepayment fee equal to (i) 3% of the term loan prepaid during the first 12 months, (ii) 2% of the term loan prepaid in months 13-24 and (iii) 1% of the term loan prepaid thereafter. The Company is required to make mandatory prepayments of the outstanding term loan upon the acceleration by the lenders of such term loan following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of the prepayment. The loan is collateralized by the Company’s assets excluding intellectual property.

Upon funding of the loan, $5.0 million of the proceeds from the term loan facility were used to repay in full the outstanding balance under the Credit Facility.

Long-term debt and unamortized discount balances are as follows (in thousands):

December 31, 2013
Face value of promissory note	15,000
Debt issuance costs associated with fair value of warrants	(480)
Loan origination fee	(100)

—
Balance at December 31, 2013	$14,420

Future minimum payments under the Credit Facility are as follows (in thousands):

Year Ending December 31,
2014	$1,237
2015	5,359
2016	5,724
2017	5,724
2018	926

Total future minimum payments	18,970
Less: Unamortized interest	(3,520)
Less: End of Term Payment	(450)
Total minimum payment	15,000
Current portion	—

Non-current portion	$15,000

7. Convertible Preferred Stock Warrants

The Company accounts for its warrants to purchase shares of convertible preferred stock issued with the 2009, 2010, 2011 and 2012 convertible notes and the January and December 2013 credit facilities as liabilities based on the “deemed liquidation” terms of the convertible preferred stock. Upon consummation of the Company’s initial public offering in February 2014, the liability was reclassified to stockholders’ equity. the liability was reclassified to stockholders’ equity.

May 2009, June 2009, July 2009, October 2009 and January 2010 Preferred Stock Warrants

In conjunction with the issuance of the 2009 and January 2010 Notes, the Company issued warrants to note holders for the purchase of 1,624,129 shares of Series C Preferred Stock (the Series C Warrants). The number of shares purchasable under each warrant is equal to 20% of the principal amount of each respective note divided by the per share issuance price of the Series C Preferred stock of $0.862. The Series C Warrants are exercisable upon the earliest of (a) a liquidation transaction, (b) the closing of a qualified financing or, (c) the maturity date of the respective notes. The Series C Warrants for the purchase of 696,052, 464,035 and 464,035 shares of Series C Preferred Stock expire on May 22, 2014, October 9, 2014 and January 8, 2015, respectively.

The estimated fair value of the Series C Warrants at the 2009 and 2010 issuance dates was estimated to be $0.3 million and $0.7 million, respectively, and was recorded as a debt discount that is being amortized using the effective interest rate method over the term of the convertible notes utilizing the Black-Scholes option-pricing model.

The Company recorded $0 in non-cash interest expense and amortization of debt discount for the 2009 Notes and the 2010 Notes during the years ended December 31, 2013, 2012 and 2011, $0.6 million of non-cash interest expense and $1.0 million of amortization of debt discount from February 28, 2001 (inception) to December 31, 2013, respectively, as other income (expense) in the statement of operations.

December 2011, April 2012, July 2012 and August 2012 Preferred Stock Warrants

In conjunction with the issuance of the 2011 and 2012 Notes, the Company issued warrants to note holders for the purchase of 2,088,163 shares of Series D Preferred Stock (the Series D Warrants). The Series D Warrants are exercisable upon the earlier of the automatic conversion of the notes upon a qualified financing, or immediately prior to the closing of a liquidation transaction or on the maturity date of the 2011 Notes and 2012 Notes, respectively. The number of shares purchasable under each Series D Warrant was equal to 20% of the principal amount of each respective note divided by the per share issuance price of the Series D Preferred Stock of $0.862. The Series D Warrants for the purchase of 696,055, 696,054, 348,027 and 348,027 shares of Series D Preferred Stock expire on December 15, 2016, April 20, 2017, July 18, 2017 and August 28, 2017, respectively.

The estimated fair value of the Series D Warrants at the 2011 and 2012 issuance dates was $0.3 million and $0.6 million, respectively utilizing the Black-Scholes option-pricing.

The Company recorded non-cash interest expense for the 2011 Notes and 2012 Notes of $0, $0.5 million and $11,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and $0.5, million for the period from February 28, 2001 (inception) to December 31, 2013. The Company recorded amortization of debt discount for the 2011 Notes and 2012 Notes of $0, $0.8 million and $24,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and $0.8 million for the period from February 28, 2001 (inception) to December 31, 2013.

January and December 2013 Preferred Stock Warrants

In connection with the January 2013 Credit Facility, the Company issued a warrant for the purchase of 174,014 shares of Series D Preferred Stock at $0.862 per share. The warrant was immediately exercisable and will expire on January 9, 2023. The estimated fair value of the warrant at issuance was determined to be $0.1 million, which was capitalized as debt origination fees and amortized to interest expense on a straight-line basis over the available period of the Credit Facility. The unamortized balance of the debt origination fee of $70,000 was reclassified into debt discount upon the drawdown of the term loan and was fully amortized to interest expense in 2013 in conjunction with the payoff of the loan using the effective interest rate method. The Company estimated the fair value of its Series D Preferred Stock warrant liability at issuance utilizing the Black-Scholes option-pricing model based on the following significant observable inputs: risk-free rate of 1.88%; expected dividend rate of 0%; remaining expected life of 10 years; and expected volatility of 85.4% of the underlying preferred stock.

In connection with the funding of the December 2013 term loan, the Company issued warrants to the lenders to purchase an aggregate of up to 261,020 of Series E Preferred Stock at a purchase price of $1.724 per share. The warrants were exercisable on December 27, 2013 and will expire on December 27, 2023. The warrants were valued at $0.5 million at issuance and were recorded as a loan discount. The Company estimated the fair value of its Series E Preferred Stock warrant liability at issuance utilizing the Black-Scholes option-pricing model based on the following significant observable inputs: risk-free rate of 3.02%; expected dividend rate of 0%; remaining expected life of 10 years; and expected volatility of 84.13% of the underlying preferred stock. The Company did not record any amortization of debt discount related to this term loan in 2013.

The following table summarizes the outstanding convertible preferred stock warrants and the corresponding exercise price as of December 31, 2013 and 2012:

	Number of Shares
	Outstanding December 31,		Per Share
	2013	2012	Exercise Price

May 2009 Series C Warrants	507,910	696,052	$0.862
October 2009 Series C Warrants	464,035	464,035	$0.862
January 2010 Series C Warrants	457,285	464,035	$0.862
December 2011 Series D Warrants	654,292	696,055	$0.862
April 2012 Series D Warrants	654,291	696,054	$0.862
July 2012 Series D Warrants	348,027	348,027	$0.862
August 2012 Series D Warrants	348,027	348,027	$0.862
January 2013 Series D Warrants	174,014	—	$0.862
December 2013 Series E Warrants	261,020	—	$1.724

Total	3,868,901	3,712,285

In October 2013, the Company received proceeds of $0.2 million from the exercise of 194,892 warrants to purchase Series C Preferred Stock and 83,526 warrants to purchase Series D Preferred Stock.

8. Stockholders’ Deficit

Convertible Preferred Stock

The Company’s convertible preferred stock has been classified as temporary equity on the accompanying balance sheets instead of in stockholders’ (deficit) equity in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock can cause its redemption.

Between August 2001 and May 2006, the Company issued 1,826,174 shares of Series A Preferred Stock for purchase prices ranging from $1.00 to $3.80 per share, raising net cash proceeds of $3.4 million.

On June 15, 2007, the Company issued 3,157,894 shares of Series B Preferred Stock at $3.80 per share raising net cash proceeds of $11.9 million. Concurrently, Costa Verde converted its 2006 Note (see Note 6) in the amount of $1.8 million into 480,262 shares of Series B Preferred Stock. On December 2, 2008, the Company issued 1,315,786 shares of Series B Preferred Stock and raised an additional $5.0 million of net cash proceeds.

On July 2, 2010, the Company issued 5,220,415 shares of Series C Preferred Stock at $0.862 per share raising net cash proceeds of $4.4 million. Concurrently, the outstanding 2009 and 2010 Notes (see Note 6) in the principal amount of $7.5 million were converted into 8,700,693 shares of Series C Preferred Stock at a conversion price of $0.862 per share.

On October 31, 2012, the Company executed an agreement for a $25.0 million Series D Preferred Stock financing. Concurrently, the Company issued 9,280,745 shares of Series D Preferred Stock at $0.862 for net cash proceeds of $7.8 million in a first closing. Additionally, the outstanding 2011 and 2012 Notes in the principal amount of $9.0 million and accrued interest of $0.5 million were converted into 11,012,456 shares of Series D Preferred Stock at a conversion price of $0.862 per share.

On May 1, 2013, the Board of Directors of the Company approved the acceleration of the closing of a portion of the second tranche of the Series D Preferred Stock financing and the Company issued 2,320,188 shares of Series D Preferred Stock at $0.862 per share for net cash proceeds of proceeds of $2.0 million.

On July 11, 2013, the Company enrolled the first patient in the Phase 3 registration trial of SD-809 and the Company received $8.5 million in net cash proceeds from the sale of 9,860,790 shares of Series D Preferred Stock to new and existing investors at a purchase price of $0.862 per share under the second tranche closing.

In December 2013, the Company issued 11,336,481 shares of Series E Preferred Stock to new and existing investors at a price of $1.724 per share for gross proceeds of $19.5 million.

Right Issued With Series D Preferred Stock

Included in the terms of the Series D Preferred Stock purchase agreement were certain rights (the Tranche Rights) granted to the holders of Series D Preferred Stock purchased at the first closing that obligated the Company to issue an additional 9,280,745 shares at $0.862 per share contingent upon (1) the enrollment of the first patient in the Phase 3 registration trial of SD-809 for the treatment of chorea associated with Huntington’s disease or (2) at the option of a third-party investor. The Series D Preferred Stock, based on its “deemed liquidation” terms, among others, is considered to be contingently redeemable. Accordingly, the preferred stock rights to purchase additional shares were fair valued and classified as a liability upon the first closing of the financing in October 2012 and the carrying value was adjusted at each reporting period. The estimated fair value was determined using an option valuation model that considers the probability of achieving a milestone, if any, the entity’s cost of capital, the estimated time period the preferred stock right will be outstanding, consideration received for the Series D Preferred Stock, the number of shares to be issued to satisfy the preferred stock right and at what price, and any changes in the fair value of the underlying Series D Preferred Stock. The estimated fair value of the Tranche Rights at issuance was determined to be $1.3 million. The fair value of the Tranche Rights at December 31, 2012 was $1.6 million. The change in fair value of Tranche Rights for the years ended December 31, 2013 and 2012 and for the period from February 28, 2001 (inception) to December 31, 2013 was $0.3 million, $0.2 million, and $0.5 million, respectively, and was recorded as other finance expense in the statement of operations. The fair value of the Tranche Rights of $0.5 million and $1.3 million was reclassified to paid-in capital on the balance sheet upon the issuance of the Series D Preferred Stock in May 2013 and July 2013.

Dividends

Each holder of Series E Preferred Stock is entitled to receive non-cumulative dividends, when and if declared by the Company’s Board of Directors, at an annual rate of 8% of the original issue price, prior to and in preference to the payment of a dividend on the Series A, Series B, Series C, and Series D Preferred Stock, and common stock. Following payment of any dividends on shares of Series E Preferred Stock, the holders of Series D Preferred Stock are entitled to receive non-cumulative dividends, when and if declared by the Company’s Board of Directors, at an annual rate of 8% of the original issue price. Following payment of any dividends on shares of Series D, each share of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock is entitled to receive non-cumulative dividends, when and if declared by the Board of Directors, at an annual rate of 8% of the original issue price. Any additional dividends shall be distributed among the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and common stock pro rata based on the number of shares of common stock (on an as converted basis). No dividends have been declared to date.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, holders of a majority of the outstanding shares of Series E Preferred Stock shall be entitled to elect to receive a non-participating liquidation preference equal to 1.5 times the original price per share or a fully participating liquidation preference equal to the original purchase price per share. Thereafter, liquidation amounts plus declared and unpaid dividends are paid with the following preference: (1) Series D Preferred Stock, (2) Series C Preferred Stock, (3) Series A and B Preferred Stock and (4) common stock, assuming conversion of all preferred stock into common stock.

Conversion

Each share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock is convertible, at the option of the holder, at any time after the date of issuance into a number of shares of common stock as is determined by dividing the original issue price by the applicable conversion price. The conversion price per share is $4.50 per share of Series A-1 Preferred Stock, $7.65 per share of Series A-2 Preferred Stock, $10.80 per share of Series A-3 Preferred Stock, $13.95 per share of Series A-4 Preferred Stock, $17.10 per share of Series A-5 Preferred Stock, $17.10 per share of Series B Preferred Stock, $3.879 per share of Series C Preferred Stock, $3.879 per share of Series D Preferred Stock, and $7.76 per share of Series E Preferred Stock. Such conversion price shall be subject to adjustments for stock splits, recapitalization and certain other events.

If any sale of stock in a private offering is completed at a lower price per share than the offering price per share of the Series E Preferred Stock on or before the Company’s receipt of marketing approval in the United States for a new drug application submitted by the Company related to its SD-809 product candidate, the conversion price of the Series E Preferred Stock will be adjusted.

In addition, the preferred stock automatically converts into shares of common stock upon the earlier of (1) the consummation of the Company’s sale of its common stock in an underwritten public offering pursuant to an effective Form S-1 registration statement under the Securities Act resulting in the listing of the Company’s common stock on either the NASDAQ Stock Market or the New York Stock Exchange or (2) the consent of the holders of a majority of the outstanding shares of Preferred Stock, voting together as a single class on an as-converted to common stock basis.

Voting Rights

The holder of each share of convertible preferred stock is entitled to one vote for each share of common stock into which it would convert.

The authorized shares, purchase price, number of shares outstanding, and liquidation amount for each series of preferred stock as of December 31, 2013, are as follows (in thousands, except share and per share amounts):

	Shares Authorized	Purchase Price per Share	Shares Outstanding	Liquidation Amount
Series A-1 Preferred	613,500	$1.00	613,500	$614
Series A-2 Preferred	610,294	1.70	610,294	1,038
Series A-3 Preferred	291,666	2.40	291,666	700
Series A-4 Preferred	258,084	3.10	258,084	800
Series A-5 Preferred	52,630	3.80	52,630	200
Series B Preferred	4,953,942	3.80	4,953,942	18,825
Series C Preferred	15,545,230	0.862	14,116,000	12,168
Series D Preferred	34,771,159	0.862	32,557,705	28,065
Series E Preferred (1)	11,597,501	1.724	11,336,481	29,316

Total Preferred	68,694,006		64,790,302	$91,726

(1)	In accordance with Series E Preferred Stock liquidation preference, amount assumes holders of a majority of the outstanding shares of Series E Preferred Stock will elect to receive a non-participating liquidation preference equal to 1.5 times the original price per.

Common Stock

During 2007, the Company issued shares of common stock to an officer, three employees and three consultants in exchange for full recourse secured promissory notes in the aggregate amount of $28,000. Each note bore interest at a rate of 6% per annum and was secured by the shares of common stock purchased. The common stock generally vests over four years and upon termination of service; the Company had an option to repurchase all of the unvested shares. During 2009, the Company (1) repurchased a portion of the outstanding common stock and forgave outstanding notes in the amount of $18,900; (2) forgave outstanding notes in the amount of $1,900 originally received for the sale of common stock that remained outstanding as of December 31, 2009; and (3) repurchased shares of common stock for $32,000 in cash.

Upon the closing of the Series C financing in July 2010, every 1,000,000 shares of common stock then outstanding was reverse split into one share of common stock (the Reverse Split), effectively eliminating the outstanding common stock. The effect of the Reverse Split has been retroactively applied to all periods presented. In addition, the Company forgave the remaining outstanding notes receivable in the amount of $8,000 related to the sale of common stock as the Company completed the Reverse Split.

Also during 2010, the Company issued 132 shares of restricted common stock at $0.90 per share pursuant to its 2010 Equity Incentive Plan (the 2010 Plan) to a consultant in consideration of past services. The shares vested in equal monthly installments over two years commencing in October 2010 and were fully vested as of December 31, 2012.

In 2013, the Company issued 1,100,793 shares of restricted common stock to officers pursuant to the 2010 Plan. The shares vest over a period of two to four years.

Restricted Stock Awards and Stock Options

In July 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan). The 2001 Plan provided for the granting of incentive stock options to employees and consultants of the Company. In July 2010, the Company terminated the 2001 Plan and canceled all outstanding options.

Concurrently with the termination of the 2001 Plan, the Company adopted the 2010 Plan as a successor to the 2001 Plan. A total of 1,104,016 shares were initially reserved for issuance under the 2010 Plan. In July 2013, the 2010 Plan was amended to increase the number of shares reserved for issuance to 2,231,045 shares. On December 19, 2013, the Company further amended the 2010 Plan to increase the number of shares reserved for issuance by 1,066,666 to 3,297,712 shares. The 2010 Plan provides for the granting of equity awards to employees, directors and consultants of the Company. Awards granted under the 2010 Plan may be incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. In connection with the issuance of restricted common stock, the Company maintains a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of incentive stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. The term for option awards granted under the plan is ten years. The total number of shares of common stock subject to an option may vest and, therefore, become exercisable in periodic installments that may or may not be equal. The options generally vest over a period of one to four years. As of December 31, 2013, there were options outstanding to purchase 986,111 shares of common stock and 1,182,899 of common stock reserved for future stock awards under the 2010 Plan.

The following table summarizes stock option activity since the inception of the 2010 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Weighted Average Grant Date Fair Value	Total Aggregate Intrinsic Value
Outstanding at December 31, 2009	—	$—			$—
Options granted	124,441	$0.90		$0.72

Outstanding at December 31, 2010	124,441	$0.90	9.96		—
Options granted	238,278	$0.90		$0.72

Outstanding at December 31, 2011	362,719	$0.90	9.24		—
Options granted	149,509	$0.90		$0.63

Outstanding at December 31, 2012	512,228	$0.90	8.49		—
Options granted	770,114	$0.67		$0.55
Options exercised	(27,777)	$0.61
Options cancelled	(268,454)	$0.89

Outstanding at December 31, 2013	986,111	$0.73	8.95		$5,760

Vested and exercisable at December 31, 2013	187,527	$0.90	7.37		$1,063

For the years ended December 31, 2013, 2012 and 2011 and inception through December 31, 2013, the total fair value of vested options was $0.1 million, $0.1 million, $29,000 and $0.1 million, respectively. Intrinsic value for options exercised for the years ended December 31, 2013, 2012, 2011 and inception through December 31, 2013 was $0.1 million, $0, $0 and $0.1 million, respectively. As of the year ended December 31, 2013, there was approximately $0.8 million of total unrecognized compensation expense related to nonvested awards, which cost is expected to be recognized over a weighted-average period of 3.21 years.

The following is a summary of restricted share activity:

	Number of Shares	Weighted Average Grate Date Fair Value
Nonvested at January 1, 2010	—	$—
Granted	132	$0.90
Vested	(11)

Nonvested at December 31, 2010	121	$0.90
Vested	(66)	$0.90

Nonvested at December 31, 2011	55	$0.90
Vested	(55)	$0.90

Nonvested at December 31, 2012	—	$—
Granted	1,100,793	$0.54
Vested	(167,460)	$0.54

Nonvested at December 31, 2013	933,333	$0.54

Vested at December 31, 2013	167,592	$0.54

The shares purchased by the employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2013 and 2012 the Company recorded $0.1 million and $0, respectively, of liabilities associated with shares issued with repurchase rights.

Stock-Based Compensation Expense

Determining Fair Value of Stock Options

The fair value of each grant of stock options was determined by the Company using the Black-Scholes model and based on assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

The fair value of each option was estimated on the date of grant using the assumptions in the table below:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.01% – 2.53%	0.77% – 1.38%	1.89% – 2.41%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	76.70% – 84.31%	94.32%	93.19% – 97.15%
Expected term (in years)	5.17 – 6.08	6.02 – 6.08	6.02 – 9.83

Expected Term—The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options.

Expected Volatility—Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available.

Risk-Free Interest Rate—The risk free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected Dividend—The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The company has not paid and does not intend to pay dividends.

Forfeiture Rate—Forfeitures were estimated based on historical experience.

Fair Value of Common Stock—Historically, the fair value of the shares of common stock underlying the stock options has been the responsibility of and determined by the Company’s Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, among other factors.

Stock-based compensation expense related to options granted was allocated as follows (in thousands):

	For the Year Ended December 31,			Period from February 28, 2001 (Inception) through December 31, 2013
	2013	2012	2011
Research and development	$89	$43	$28	$250
General and administrative	211	39	22	298

Total Stock-based compensation expense(1)	$300	$82	$50	$548

(1)	Inception to date compensation expense includes expenses for the 2001 Plan and the 2010 Plan.

Common stock reserved for issuance is as follows:

December 31,
2013
Conversion of Preferred Stock	14,397,836
Conversion of Preferred Stock warrants	859,743
Stock options issued and outstanding	986,111
Authorized for future stock awards or option grants	1,182,899
Total	17,426,589

9. Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, Accounting for Uncertainty in Income Tax. The impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained. There are no unrecognized tax benefits included in the Company’s balance sheets at December 31, 2013 and 2012. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized interest or penalties in its statements of operations since inception.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by the United States and state jurisdictions where applicable. There are currently no pending income tax examinations. The Company’s tax years from inception in 2001 are subject to examination by the federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The following table provides reconciliation between income taxes computed at the federal statutory rate of 34% and the provision for income taxes:

	2013	2012	2011
Federal income taxes at 34%	$(5,314)	$(5,137)	$(1,046)
State income tax, net of federal benefit	(754)	(770)	(176)
Nondeductible interest	—	506	4
Research credits	(508)	(91)	(184)
Removal of net operating losses and research and development credits	2,957	1,715	442
Nondeductible expenses and other	107	49	39
Fair value adjustments	787	66	(37)
Change in valuation allowance	2,725	3,662	958

	$—	$—	$—

Deferred tax assets:
Capitalized research and development expenses	$7,409	$4,720
Other	108	72

Total deferred tax assets	7,517	4,792
Less valuation allowance	(7,517)	(4,792)

Net deferred tax assets	$—	$—

At December 31, 2013, The Company had federal and state net operating loss carryforwards of approximately $38.9 million and $39.2 million, respectively. The federal loss carryforwards will begin expiring in 2021, unless previously utilized. The Company also has federal and California research and development credit carryforwards totaling $2.5 million and $1.3 million, respectively. The federal research and development credit carryforwards will begin to expire in 2021, unless previously utilized. The California research credits do not expire.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, including a history of operating losses, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $7.5 million and $4.8 million for the years ended December 31, 2013 and 2012, respectively, has been established to offset the deferred tax assets as realization of such assets is uncertain.

Future utilization of the Company’s net operating loss and research and development credits carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until this analysis has been completed, the Company has removed deferred tax assets for net operating losses of approximately $13.2 million and $2.3 million for federal and state respectively, and research and development credits of approximately $2.5 million and $0.8 million for federal and state respectively and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly.

The Company does not expect this analysis to be completed within the next 12 months and, as a result, the Company does not expect the unrecognized tax benefits will change within 12 months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not change the Company’s effective tax rate.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company does not intend to early adopt the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2013. The tangible property regulations will require the Company to make additional tax accounting method changes as of January 1, 2014; however, Management does not anticipate the impact of these changes to be material to the Company’s financial position, its results of operations and its footnote disclosures.

The American Taxpayer Relief Act of 2012 was enacted into law during the first quarter of 2013 and reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013. The effective tax rate for 2013 reflects a benefit of $0.4 million related to 2012 resulting from the retroactive extension of the United States research and development tax credit.

10. Commitments

Lease

The Company leases office space under a noncancelable operating lease. In November 2012, the Company amended the lease for additional square footage. The lease is subject to charges for common area maintenance and other costs. The lease expires in August 2016 with one three-year extension period. Provisions of the lease provide for abatement of rent during certain periods and escalating rent payment during the initial and extended lease terms. Rent expense is being recorded on straight line basis over the life of the lease.

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2014	204
2015	124
2016	85

Total minimum lease payments	$413

Rent expense was approximately $0.1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively, and $1.3 million for the period from February 28, 2001 (inception) through December 31, 2013.

Patent Assignment Agreement

In September 2011, the Company entered into a patent assignment agreement with Concert Pharmaceuticals, Inc. (Concert) pursuant to which Concert assigned to the Company a U.S. patent application relating to deuterated pirfenidone. Under the terms of the agreement, Concert is eligible to receive certain royalty payments (the Royalty Payments), equal to a percentage in the low single digits of net sales in the United States invoiced by the Company or any of its affiliates with respect to certain pharmaceutical products containing deuterated pirfenidone. If the Company sells to another party all of its U.S. rights to certain deuterated pirfenidone products or if the Company grants to another party a license to sell certain deuterated pirfenidone products in the United States, Concert will receive an amount (the Sublicense/Sale Payments), equal to a percentage in the teens of any proceeds the Company receives therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. If the Company is acquired in a change in control transaction at any time that the Company or any of its affiliates own certain patents or patent applications related to deuterated pirfenidone, Concert will receive 1.44% of any proceeds the Company receives in such transaction. Such payment is applied as a credit to any future Royalty Payments and Sublicense/Sale Payments that may be due to Concert under the agreement. The agreement expires upon the earlier to occur of (1) receipt by Concert of the final Sublicense/Sale Payment arising from (1) the sale of the Company’s U.S. rights to certain deuterated pirfenidone products or (2) the Company’s grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by the Company or any of its affiliates in certain patents or patent applications related to deuterated pirfenidone.

11. Sale of Patent Rights

In 2011, the Company received proceeds of $3.0 million related to the sale of certain patent and licensing rights to a pharmaceutical company and recorded a gain from the sale in its statement of operations as the Company had no additional continuing obligations. The terms of the agreement also provide for payments of an additional $11.0 million contingent upon the first regulatory approval for a related product. No further payments under this agreement were due or received at December 31, 2013 and 2012.

12. Subsequent Events

2010 Incentive Plan

On January 10, 2014, the Company awarded 638,979 shares of common stock options at $6.57 per share to a new board member and its new and existing employees. The shares generally vest from one to four years from the vesting commencement date.

2014 Equity Incentive Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the 2014 Equity Incentive Plan, or the 2014 Plan. The 2014 Plan became effective upon the execution and delivery of the underwriting agreement for our initial public offering on February 4, 2014. Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 2,282,899 shares of common stock are initially reserved for issuance under the 2014 Plan. In addition, the number of shares of stock available for issuance under the 2014 Plan will be automatically increased each January 1, beginning on January 1, 2015, by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Company’s board of directors.

Employee Stock Purchase Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan, or the ESPP. The ESPP became effective upon the execution and delivery of the underwriting agreement for our initial public offering on February 4, 2014. A total of 300,000 shares of common stock are initially reserved for issuance under the ESPP. In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2015, by the lesser of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (ii) 530,000 shares.

Lease Amendment

On February 3, 2014, the Company signed an amendment to its facility lease for additional space. The lease amendment expires on November 30, 2014. Total rent to be paid under this amendment is $83,768.

Initial Public Offering and Related Transactions

On February 10, 2014, the Company completed its initial public offering selling 8,050,000 shares of common stock at $12.00 per share. Proceeds from our initial public offering net of underwriting discounts and commissions were $89.8 million.

In addition, each of the following occurred in connection with the completion of the Company’s IPO on February 10, 2014:

•	the conversion of all outstanding shares of convertible preferred stock into 14,397,836 shares of the Company’s common stock; and

•	the conversion of warrants to purchase 3,868,901 shares of convertible preferred stock into warrants to purchase 859,743 shares of the Company’s common stock and the resultant reclassification of the warrant liability to additional paid-in capital.

Common and Preferred Stock

On February 10, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock to 200,000,000 with a par value of $0.0001 per share and decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.0001 per share.

Warrant Exercise

On February 28, 2014, Square 1 bank exercised a warrant for the purchase of 38,669 shares of the Company’s common stock via cashless exercise and the Company issued a net of 33,469 shares of common stock.

13. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2013 and 2012 (unaudited, in thousands, except for per share data):

	Quarter				Year ended December 31, 2013
2013	First	Second	Third	Fourth
Operating Loss	$2,630	$2,787	$2,867	$4,908	$13,192
Net loss	$2,305	$2,858	$2,877	$7,589	$15,629
Per common share:
Loss per share, basic and diluted	$17,462	$21,652	$21,795	$46	$371

	Quarter				Year ended December 31, 2012
2012	First	Second	Third	Fourth
Operating Loss	$2,769	$3,903	$3,374	$3,383	$13,429
Net loss	$2,872	$4,130	$3,700	$4,410	$15,112
Per common share:
Loss per share, basic and diluted	$21,758	$31,288	$27,977	$33,462	$114,485

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2013, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Management

The following table sets forth information about our executive officers and directors as of December 31, 2013.

Name	Age	Position(s)
Pratik Shah, Ph.D.	44	President and Chief Executive Officer, Director
John Schmid	51	Chief Financial Officer
Bharatt Chowrira, Ph.D., J.D.	48	Chief Operating Officer
Samuel Saks, M.D.	59	Chief Development Officer, Director
Andreas Sommer, Ph.D.	72	Chief Scientific Officer
David Stamler, M.D.	53	Chief Medical Officer
Non-Employee Directors
Rod Ferguson, Ph.D. (2)(3)	57	Director
Gerald Proehl (2)(3)	54	Director
Sepehr Sarshar, Ph.D. (1)	47	Director
Phillip M. Schneider(1)	57	Director
Alex Zisson (1)(2)	44	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Pratik Shah, Ph.D. has served as our President and Chief Executive Officer since October 2013 and as a member of our board of directors since June 2007. Dr. Shah served as Chairman of our board of directors from September 2008 to October 2013. Dr. Shah has been a partner in the venture capital firm Thomas, McNerney & Partners since 2004. Prior to joining Thomas, McNerney & Partners, he co-founded Kalypsys, Inc., a private clinical-stage pharmaceutical company, where he served as the Chief Business Officer from 2001 to 2004 and was responsible for the overall strategy, business development and operations of the company. Before co-founding Kalypsys, Inc., Dr. Shah was at McKinsey & Company, a consulting firm, from 1999 to 2001 where he focused on biotechnology and venture capital projects. Prior to McKinsey & Company, Dr. Shah co-founded NephRx Corporation, a start-up company focused on the discovery of therapeutic proteins for renal disease, where he served as the Vice President of Operations from 1997 to 1999. In addition to serving on our board of directors, Dr. Shah currently serves on the board of directors of Ocera Therapeutics, Inc., a publicly-traded clinical-stage biopharmaceutical company, and the following private company board of directors: Cebix Incorporated and SGB, Inc. He holds a B.S. in Biological Sciences from the University of California, Irvine and both a Ph.D. in Biochemistry & Molecular Biology and an M.B.A. in Finance from the University of Chicago. We believe that Dr. Shah’s experience in managing, financing and consulting with biotechnology companies and having played a key role in founding and building several life sciences companies qualifies him to serve on our board of directors.

John Schmid joined us as Chief Financial Officer in September 2013. Before joining us, Mr. Schmid co-founded Trius Therapeutics, Inc., a publicly-traded biopharmaceutical company, where he served as the Chief Financial Officer from June 2004 until its merger with Cubist Pharmaceuticals, Inc. in September 2013. Prior to Trius Therapeutics, Inc., Mr. Schmid served as the Chief Financial Officer at GeneFormatics, Inc., a private biotechnology company, from 1998 to 2003 and Endonetics, Inc., a private medical device company, from 1995 to 1998. Mr. Schmid also currently serves as the chairman of the board of directors of Speak, Inc., a speakers bureau, which he helped found in 1989. Mr. Schmid holds a B.A. in Economics from Wesleyan University and an M.B.A. from the University of San Diego.

Bharatt Chowrira, Ph.D. joined us as Chief Operating Officer in October 2013. Prior to joining us, Dr. Chowrira served as President and Chief Executive Officer of Addex Therapeutics, Inc., a biotechnology company publicly-traded on the SIX Swiss Exchange, from August 2011 to July 2013. Prior to Addex Therapeutics, Inc., he served as Senior Vice President and Chief Operating Officer at Nektar Therapeutics, or Nektar, a publicly-traded clinical-stage biopharmaceutical company, from May 2008 to January 2011, during which time he also served as the chairman of the board of directors of Nektar India PTY Ltd., a wholly owned subsidiary of Nektar. Prior to Nektar, Dr. Chowrira served as the Vice President, Legal and Chief Patent Counsel at Sirna Therapeutics, Inc., a publicly-traded biotechnology company, from June 2003 until its acquisition by Merck & Co., Inc., or Merck, a publicly-traded global health care company, in December 2006, after which he stayed at Merck until May 2008 as Vice President, Sirna and Executive Director, Worldwide Licensing. From 1993 to 2003, Dr. Chowrira held various leadership positions at Sirna Therapeutics, Inc.’s predecessor, Ribozyme Pharmaceuticals, Inc., a publicly-traded biotechnology company. Dr. Chowrira received a J.D. from the University of Denver—Sturm College of Law, a Ph.D. in Molecular Biology from the University of Vermont College of Medicine, an M.S. in Molecular Biology from Illinois State University and a B.S. in Microbiology from the University of Agricultural Sciences, Bangalore, India.

Samuel Saks, M.D. joined us as our Chief Development Officer in November 2013 and has served as a member of our board of directors since September 2009. Dr. Saks was a co-founder of Jazz Pharmaceuticals plc, a publicly-traded biopharmaceutical company, where he served as Chief Executive Officer from 2003 until his retirement in 2009. From 2001 to 2003, Dr. Saks served as Company Group Chairman of ALZA, a then publicly-traded pharmaceutical and medical systems company and served as a member of the Johnson & Johnson Pharmaceutical Group Operating Committee. From 1992 to 2001, Dr. Saks held various positions with ALZA, most recently as its Group Vice President. Prior to ALZA, Dr. Saks held clinical research and development management positions with Schering-Plough Corporation, a publicly-traded pharmaceutical company that merged with Merck in 2009, Xoma Corp., a publicly-traded biotechnology company, and Genentech, Inc., a then publicly-traded biotechnology company. Dr. Saks currently serves on the boards of directors of TONIX Pharmaceuticals Holding Corp. and Depomed, Inc., both of which are publicly-traded pharmaceutical companies, as well as Bullet Biotechnology, Inc., a private biotechnology company, NuMedii, Inc., a private biotechnology company, and Velocity Pharmaceutical Development, LLC, a private drug development firm. Dr. Saks holds a B.S. in Biology and an M.D. from the University of Illinois. He completed his residency in Internal Medicine at Texas Southwestern and his fellowship in Oncology at the University of California, San Francisco. We believe that Dr. Saks’ more than 35 years of experience in managing biotechnology companies qualifies him to serve on our board of directors.

Andreas Sommer, Ph.D. joined us as Chief Operating Officer in 2009 and became our Chief Scientific Officer in October 2013. Prior to joining us, Dr. Sommer served as Senior Vice President—Research and then President and Chief Executive Officer of Celtrix Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from 1995 until it was acquired by Insmed, Inc., a biopharmaceutical company, in 2000. From 2000 to 2007, Dr. Sommer served as Chief Scientific Officer of Insmed. Prior to Celtrix Pharmaceuticals, Inc., he began his career as Vice President, Research and Development at BioGrowth, Inc., a private biotechnology company, in 1989. Dr. Sommer received his Ph.D. in Microbiology from the University of California, Davis and an M.S./B.S. in Technical Microbiology from the Swiss Federal Institute of Technology.

David Stamler, M.D. has served as our Chief Medical Officer since January 2011. Prior to joining us, Dr. Stamler served as Senior Vice President and Chief Medical Officer at XenoPort, Inc., a publicly-traded biopharmaceutical company, from 2008 to 2010 and Chief Scientific Officer and Head of Drug Development at Prestwick Pharmaceuticals, Inc., a private pharmaceutical company, from 2005 to 2008. Prior to Prestwick Pharmaceuticals, Inc., Dr. Stamler worked at Fujisawa Pharmaceutical Co. and its subsidiaries from 1997 to 2005, in various leadership roles, including Vice President, Research and Development, Medical Sciences at Fujisawa Healthcare, Inc. from 2003 to 2005 and as Vice President, Clinical Research Center at Fujisawa Research Institute of America from 2000 to 2003. Dr. Stamler began his career at Abbott Laboratories, a publicly-traded global pharmaceuticals and healthcare products company, where he served in various positions from 1993 to 1997, including Director of Clinical Research, Pharmaceutical Products for the International Division. Dr. Stamler received an M.D. from the University of Chicago—The Pritzker School of Medicine and a B.A. in Biology from the University of Chicago.

Non-Employee Directors

Rod Ferguson, Ph.D. has served as a member of our board of directors since January 2013. Dr. Ferguson is currently a Managing Director at Panorama Capital, a technology and life sciences investment firm, which he co-founded in 2006. Prior to co-founding Panorama Capital, Dr. Ferguson served as a Managing Director at JPMorgan Partners, a private equity firm, from 2001 to 2006. From 1999 to 2001, he was a Partner at InterWest Partners, a venture capital firm. Prior to InterWest Partners, he held a variety of positions at Genentech, Inc., a then publicly-traded biotechnology company, from 1988 to 1999, including Senior Director of Business and Corporate Development. Prior to Genentech, Inc., Dr. Ferguson was an Associate at the law firm of McCutchen, Doyle, Brown & Enersen LLP. Dr. Ferguson received a B.S. with honors in Biochemistry from the University of Illinois, a Ph.D. in Biochemistry from the State University of New York at Buffalo and a J.D., cum laude, from Northwestern University. We believe that Dr. Ferguson’s experience in investment banking and in financing pharmaceutical companies qualifies him to serve on our board of directors.

Gerald T. Proehl has served as a member of our board of directors since January 2014. Mr. Proehl was the President and Chief Executive Officer of Santarus, Inc., a pharmaceutical company, from January 2002 until its sale to Salix Pharmaceuticals, Inc., a pharmaceutical company, in January 2014. Prior to becoming Santarus’ President and CEO, Mr. Proehl served as Santarus’ President and Chief Operating Officer from March 2000 through December 2001 and Vice President, Marketing and Business Development from April 1999 to March 2000. Prior to joining Santarus, Mr. Proehl spent 14 years at Hoechst Marion Roussel, Inc., a global pharmaceutical company, where he served in various capacities in multiple therapeutic areas including gastrointestinal, cardiovascular, wound care and central nervous system. Mr. Proehl holds a B.S. in education from the State University of New York at Cortland, an M.A. in exercise physiology from Wake Forest University and an M.B.A. from Rockhurst College. We believe that Mr. Proehl’s management, operational and marketing experience in the pharmaceutical sector qualifies him to serve on our board of directors.

Sepehr Sarshar, Ph.D. has served as a member of our board of directors since September 2009 and is one of our founders. Dr. Sarshar is a Partner at Sloan Biotech Fund, a venture capital firm, where he has been a Member since 2001. Since January 2011, Dr. Sarshar has been the Manager at Costa Verde Capital, LLC and Costa Verde Capital II, LLC, both venture capital firms. Prior to our founding, Dr. Sarshar worked for Pfizer Inc., a publicly-traded multinational pharmaceutical company, from 1997 to 2000 and for Ontogen Corporation, a private biotechnology company, from 1994 to 1997. Dr. Sarshar received a B.S. in Chemistry and Mathematics from the University of California, Los Angeles and a Ph.D. in Organic Chemistry from Harvard University. We believe that Dr. Sarshar’s experience managing pharmaceutical companies and as one of our founders qualifies him to serve on our board of directors.

Phillip M. Schneider has served as a member of our board of directors since January 2014. Mr. Schneider held various positions with IDEC Pharmaceuticals Corporation (now Biogen IDEC Inc.), a publicly-traded global biotechnology company, from 1987 to 2003, including most recently as Senior Vice President and Chief Financial Officer. Prior to IDEC, Mr. Schneider held various management positions from 1984 to 1987 at Syntex Corporation, a publicly-traded global pharmaceuticals company that was acquired by Roche Holdings Ltd., including Manager of Financial Reporting and Senior Analyst. Mr. Schneider worked for KPMG LLP, an audit, tax and advisory services firm, from 1982 to 1984 as a Senior Accountant. Since December 2007, Mr. Schneider has served as a member of the board of directors of Arena Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company. Mr. Schneider served as a member of the board of directors of Gen-Probe Incorporated, a publicly-traded medical diagnostics company that was acquired by Hologic Corporation, from November 2002 to August 2012, and served on the board of directors of CancerVax/Micromet Inc., a publicly-traded biopharmaceutical company that was acquired by Amgen Inc., from September 2003 to March 2008. Mr. Schneider received a B.S. in Biochemistry from the University of California at Davis and an M.B.A. from the University of Southern California. We believe that Mr. Schneider’s experience in accounting and finance qualifies him to serve on our board of directors.

Alex Zisson has served as a member of our board of directors since October 2013. Mr. Zisson is currently a Partner in the venture capital firm Thomas, McNerney & Partners and is also currently a board member of Clarus Therapeutics, Inc., a private pharmaceutical company, and InnoPharma, Inc., a private pharmaceutical research and development company. Prior to Thomas, McNerney & Partners, Mr. Zisson spent 11 years in the research department at Hambrecht & Quist, an investment bank (and its successor firms Chase H&Q and JPMorgan H&Q), from 1991 to 2002, including serving as Managing Director from 1997 to 2002 and as the firm’s Health Care Strategist following the merger of Chase H&Q and JPMorgan. Mr. Zisson is a Member of the Industry Advisory Board of the Children’s Tumor Foundation, a private foundation, and a member of the board of directors of Advanced Medical Research Institute of Canada Development Corporation, a private company focused on economic development in northern Ontario. Mr. Zisson received a B.A. in History from Brown University, where he was elected to Phi Beta Kappa and graduated magna cum laude. We believe that Mr. Zisson’s experience in investment banking and in financing pharmaceutical companies qualifies him to serve on our board of directors.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of seven members. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and on an ad hoc basis as required.

Our board of directors has determined that all of our directors other than Drs. Shah and Saks are independent directors, as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors will be elected annually to a one year term.

The authorized size of our board of directors is currently eight members. The authorized number of directors may be changed only by resolution of our board of directors. Our directors may be removed for cause by the affirmative vote of the holders of at least 66 2⁄3% of our voting stock.

Board Leadership Structure

The board of directors does not currently have a Chairman of the Board. We have a separate chair for each committee of our board of directors. The chairs of each committee are expected to report annually to our board of directors on the activities of their committee in fulfilling their responsibilities as detailed in their respective charters or specify any shortcomings should that be the case.

Role of the Board in Risk Oversight

The audit committee of our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors. Going forward, we expect that the audit committee will receive reports from management at least quarterly regarding our assessment of risks. In addition, the audit committee reports regularly to our board of directors, which also considers our risk profile. The audit committee and our board of directors focus on the most significant risks we face and our general risk management strategies. While our board of directors oversees our risk management, management is responsible for day-to-day risk management processes. Our board of directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies adopted by the audit committee and our board of directors. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our board of directors leadership structure, which also emphasizes the independence of our board of directors in its oversight of its business and affairs, supports this approach.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

Our audit committee consists of Sepehr Sarshar, Phillip Schneider and Alex Zisson. Our board of directors has determined that each of the members of our audit committee satisfies the NASDAQ Stock Market and SEC independence requirements. Mr. Schneider serves as the chair of our audit committee. The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and providing oversight of any related-person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•	reviewing on a periodic basis our investment policy; and

•	reviewing and evaluating on an annual basis its own performance, including its compliance with its charter.

Our board of directors has determined that Mr. Schneider qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ Listing Rules. In making this determination, our board has considered Mr. Schneider’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Rod Ferguson, Gerald Proehl and Alex Zisson. Mr. Zisson serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Code, and satisfies the NASDAQ Stock Market independence requirements. The functions of this committee include, among other things:

•	reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full board of directors regarding) our overall compensation strategy and policies;

•	reviewing and approving the compensation and other terms of employment of our executive officers;

•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•	reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;

•	evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;

•	reviewing and approving (or if it deems it appropriate, making recommendations to the full board of directors regarding) the type and amount of compensation to be paid or awarded to our non-employee board members;

•	establishing policies with respect to votes by our stockholders to approve executive compensation as required by Section 14A of the Exchange Act and determining our recommendations regarding the frequency of advisory votes on executive compensation, to the extent required by law;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans;

•	establishing policies with respect to equity compensation arrangements;

•	reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;

•	reviewing, approving and, if appropriate, making recommendations to the full board of directors regarding the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;

•	reviewing the adequacy of its charter on a periodic basis;

•	reviewing with management and approving our disclosures, if any, under the caption “Compensation Discussion and Analysis” and related tables in our periodic reports or proxy statements to be filed with the SEC;

•	preparing the report that the SEC requires in our annual proxy statement; and

•	reviewing and assessing on an annual basis its own performance.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Gerald Proehl and Rod Ferguson. Our board of directors has determined that each of the members of this committee satisfies the NASDAQ Stock Market independence requirements. Mr. Proehl serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

•	identifying, reviewing and evaluating candidates to serve on our board of directors consistent with criteria approved by our board of directors;

•	determining the minimum qualifications for service on our board of directors;

•	evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;

•	evaluating, nominating and recommending individuals for membership on our board of directors;

•	evaluating nominations by stockholders of candidates for election to our board of directors;

•	considering and assessing the independence of members of our board of directors;

•	developing a set of corporate governance policies and principles, including a code of business conduct and ethics, periodically reviewing and assessing these policies and principles and their application and recommending to our board of directors any changes to such policies and principles;

•	considering questions of possible conflicts of interest of directors as such questions arise;

•	reviewing the adequacy of its charter on an annual basis; and

•	annually evaluating the performance of the nominating and corporate governance committee.

We believe that the composition and functioning of our nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, and all applicable SEC and NASDAQ rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the code is available on the Corporate Governance section of our website, www.auspexpharma.com.

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law allows a corporation to eliminate the personal liability of directors of a corporation to the corporation and its stockholders for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	breach of his or her duty of loyalty to the corporation or its stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	transaction from which the director derived an improper personal benefit.

Our amended and restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, will remain available under Delaware law. These limitations also do not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Our amended and restated bylaws provide that we will indemnify our directors and executive officers and may indemnify other officers, employees and other agents, to the fullest extent permitted by law. Our amended and restated bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding and also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to us, regardless of whether our amended and restated bylaws permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance.

We intend to enter into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, will require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions in our amended and restated certificate of incorporation and amended bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

There is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Procedures for Stockholders to Recommend Director Nominees

Our nominating and corporate governance committee will consider director candidates recommended by stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the nominating and corporate governance committee to become nominees for election to our board of directors may do so by delivering a written recommendation to the nominating and corporate governance committee at the following address: 3366 N. Torrey Pines Court, Suite 225, San Diego, CA 92037, Attn: Secretary, no later than the 90th day and no earlier than the 120th day prior to the one year anniversary of the preceding year’s annual meeting. Submissions must include (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) a description of the proposed candidate’s business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director and (7) any other information required by the Company Bylaws. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as an independent director of the Company or that could be material to a reasonable stockholder’s understanding of the independence, or lack thereof, of such proposed nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act during our most recent fiscal year. As a result, none of our directors, officers or other affiliated persons were subject to Section 16 of the Exchange Act during such year.

ITEM 11.	Executive Compensation

Our named executive officers for the year ended December 31, 2013, which consist of our principal executive officers and our two other most highly compensated executive officers, are:

•	Pratik Shah, Ph.D., our President and Chief Executive Officer;

•	Lawrence C. Fritz, our former President and Chief Executive Officer;

•	Andreas Sommer, Ph.D., our Chief Scientific Officer; and

•	David Stamler, M.D., our Chief Medical Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All other compensation ($)(4)		Total ($)
Pratik Shah, Ph.D.	2013	102,500		490,000	483,130	—	9,606	(6)	1,085,236
President and Chief Executive Officer(1)
Lawrence C. Fritz	2013	52,794	(5)	—	—	—	391,262	(5)	444,056
Former President and Chief Executive Officer(5)	2012	350,000		—	—	—	1,158		351,158
Andreas Sommer, Ph.D.	2013	287,500		—	—	43,566	1,247		332,313
Chief Scientific Officer	2012	266,827		12,500	—	42,963	1,314		323,604
David Stamler, M.D.	2013	291,200		—	—	49,418	1,683		342,301
Chief Medical Officer	2012	275,833		14,000	—	13,291	1,374		304,498

(1)	Dr. Shah served as our President and Chief Executive Officer commencing in October 2013.
(2)	This column reflects discretionary cash bonuses earned for the respective fiscal year and, with respect to Dr. Shah, in accordance with his offer letter agreement, a $150,000 cash signing bonus, $250,000 retention bonus and $90,000 guaranteed annual bonus for 2013. As of the date of this annual report, the amount of discretionary cash bonuses earned by our named executive officers for 2013 has not yet been determined. We expect to determine and pay such bonuses on or before March 31, 2014. For more information, see below under “—Bonus Compensation.”
(3)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards and option awards granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements appearing elsewhere in this annual report. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock awards or option awards, the exercise of the option awards, or the sale of the common stock underlying such stock awards and option awards.
(4)	This column reflects term life and disability insurance premiums paid by us on behalf of the named executive officers. All of these benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. For more information regarding these benefits, see below under “—Perquisites, Health, Welfare and Retirement Benefits.”
(5)	Mr. Fritz terminated employment with us on February 4, 2013. Mr. Fritz’s salary for 2013 includes a $20,067 cash payment representing accrued vacation time. The amount of compensation in the “All other compensation” column for Mr. Fritz for 2013 includes $316 for term life and disability premiums paid by us on behalf of Mr. Fritz and severance benefits provided to Mr. Fritz pursuant to his offer letter agreement in the form of $360,000 for twelve months of continued base salary and $30,946 for twelve months of COBRA premiums.
(6)	The amount in this column represents $504 in life and disability premiums and $9,103 in legal fees and expenses that we paid on behalf of Dr. Shah in connection with the negotiation of his offer letter agreement and commencement of employment with us in October 2013.

Annual Base Salary

The base salary of our named executive officers is generally determined and approved at the beginning of each year or, if later, in connection with the commencement of employment of the executive, by our board of directors or the compensation committee. The following represent the 2013 annual base salaries for our named executive officers. The 2013 base salary for Dr. Shah became effective in connection with his commencement of employment with us on October 1, 2013. The 2013 base salary for Mr. Fritz remained unchanged from 2012 and the 2013 base salaries for Dr. Sommer and Dr. Stamler became effective January 1, 2013.

Name	2013 Base Salary ($)
Pratik Shah, Ph.D.	410,000
Lawrence C. Fritz	360,000
Andreas Sommer, Ph.D.	287,500
David Stamler, M.D.	291,200

Bonus Compensation

From time to time our board of directors or compensation committee may approve bonuses for our named executive officers based on individual performance, company performance or as otherwise determined appropriate. In 2013, our named executive officers other than Dr. Shah were not entitled to any target or minimum bonus and no specific performance goals or bonus program were established for our named executive officers.

Pursuant to Dr. Shah’s offer letter agreement, he is entitled to an annual bonus of up to 45% of his annual base salary based on achievement of corporate goals determined by the board of directors; however, Dr. Shah is entitled to a guaranteed annual cash bonus of $90,000 for 2013, which we expect to pay on or before March 31, 2014. In addition, we paid Dr. Shah a $150,000 cash signing bonus in November 2013 pursuant to his offer letter agreement and a cash retention bonus of $250,000 in connection with our initial public offering and pursuant to Dr. Shah’s offer letter agreement. For additional information regarding the terms of Dr. Shah’s bonuses under his offer letter agreement, see below under “—Agreements with our Named Executive Officers.”

As of this date of this annual report, the amount of bonuses (other than with respect to Dr. Shah’s bonuses described above) earned by our named executive officers for 2013 has not yet been determined. We expect to determine and pay these bonuses on or before March 31, 2014. Due to his termination of employment in February 2013, Mr. Fritz was not eligible to earn any bonus for 2013. However, Mr. Fritz received severance compensation pursuant to his offer letter agreement as described below under “—Potential Payments upon Termination or Change of Control.”

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. The board of directors is responsible for approving equity grants.

We have historically used stock options as the primary incentive for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock at the date of grant. We have also granted restricted stock awards from time to time. We may grant equity awards at such times as our board of directors determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option or restricted stock award in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to our recently completed initial public offering, we granted all stock options and restricted stock awards pursuant to our 2010 plan and our 2001 Stock Option Plan, or the 2001 plan. We may no longer grant stock options under our 2001 plan and there are no stock options outstanding under this plan. We now grant equity incentive awards under the terms of our 2014 plan. The terms of our equity plans are described below under “—Equity Benefit Plans.”

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of each award. Our stock option awards and restricted stock awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change of control events.

On January 29, 2013, the board of directors granted an option to purchase 66,666 shares of common stock to Dr. Sommer and an option to purchase 66,666 shares of common stock to Dr. Stamler, each with an exercise price of $0.86 per share and vesting over four years, subject to Dr. Sommer’s and Dr. Stamler’s continued service with us. On October 1, 2013, the board of directors granted additional options to purchase 11,111 and 26,219 shares of common stock to Dr. Sommer and Dr. Stamler, respectively, each with an exercise price of $0.54 per share and vesting over four years, subject to Dr. Sommer’s and Dr. Stamler’s continued service with us.

In connection with Dr. Shah’s commencement of employment with us as our President and Chief Executive Officer and pursuant to his offer letter agreement, the board of directors granted him a restricted stock award on October 1, 2013 for 894,685 shares of our common stock of which 158,433 shares were fully vested on the date of grant, 65,237 shares vest in January 2014 and the remaining 671,015 shares vest in equal monthly installments over the following three years, subject to Dr. Shah’s continued service with us.

We did not grant any equity awards to Mr. Fritz in 2013 and all of his equity awards expired in 2013 in connection with his termination.

On January 10, 2014, we granted options to purchase 215,153 shares and 6,666 shares to Dr. Shah and Dr. Sommer, respectively. Each of these options was granted with an exercise price of $6.57 per share and vests over a four year and one year period, respectively, subject to Dr. Shah’s and Dr. Sommer’s continued service with us.

Agreements with our Named Executive Officers

Below are written descriptions of our offer letter agreements with certain of our executive officers, including each of our named executive officers. Each of our named executive officers’ employment is “at will” and may be terminated at any time.

Dr. Shah. We entered into an offer letter agreement with Dr. Shah in October 2013 setting forth the terms of his employment as our President and Chief Executive Officer. Pursuant to the agreement, Dr. Shah is entitled to an initial annual base salary of $410,000 and an annual bonus of up to 45% of his annual base salary based on achievement of corporate goals determined by the board of directors and payable in a mix of cash and equity, as determined by the board of directors. Dr. Shah’s agreement provides for a guaranteed $90,000 annual cash bonus for each of fiscal years 2013 and 2014, provided that he is serving as our Chief Executive Officer at the time of payment of each such bonus. In addition, Dr. Shah was paid a signing bonus of $150,000 in November 2013 and he is eligible to receive a $50,000 cash retention bonus on September 30 of each year, beginning on September 30, 2014 and ending on and including September 30, 2018 if Dr. Shah continues in our employment through each such payment date. However, upon the earlier of (1) the completion of a change of control, (2) the filing of the registration statement for the first registered offering of our securities under the Securities Act, and (3) the date on which we become subject to the reporting requirements under Section 15(d) of the Exchange Act and provided that Dr. Shah continues in our employment through such event, any remaining retention bonuses to which Dr. Shah has not yet been paid according to the schedule above will be paid to him.

Pursuant to his offer letter agreement, Dr. Shah was granted a restricted stock award in October 2013 covering 894,685 shares of our common stock of which 158,433 shares were fully vested on the date of grant, 65,237 shares vest in January 2014 and the remaining 671,015 shares vest in equal monthly installments over the following three years, subject to Dr. Shah’s continued service with us. Dr. Shah is entitled to certain severance and change of control benefits pursuant to his agreement, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Mr. Fritz. We entered into an offer letter agreement with Mr. Fritz in May 2011 setting forth the terms of his employment. Pursuant to the agreement, Mr. Fritz was entitled to an annual base salary of $240,000 upon his commencement of full-time service with us in September 2011, which was increased on February 1, 2012 to $360,000. Pursuant to the agreement, Mr. Fritz was granted an option to purchase 206,233 shares of our common stock in May 2011 with a four-year vesting schedule subject to Mr. Fritz’s continued service with us. Mr. Fritz’s offer letter agreement also provided for certain severance and change of control benefits, the terms of which are described below under “—Potential Payments upon Termination or Change of Control.”

Dr. Sommer. We entered into an offer letter agreement with Dr. Sommer in January 2009 setting forth the terms of his employment. Pursuant to the agreement, Dr. Sommer was entitled to an initial annual base salary of $200,000, which has been subsequently increased most recently as of January 2013. Pursuant to the agreement, Dr. Sommer was granted an option to purchase 66,666 shares of our common stock in June 2009 that vested over a four-year period subject to Dr. Sommer’s continued service with us which was cancelled in 2010 in connection with our reverse stock split.

Dr. Stamler. We entered into an offer letter agreement with Dr. Stamler in February 2011, as amended in August 2011, setting forth the terms of his part-time employment. Pursuant to the agreement, Dr. Stamler was entitled to an initial annual base salary of $168,000. Prior to February 2012, Dr. Stamler provided services to us on an 80% of full-time basis. In February 2012, we amended Dr. Stamler’s offer letter agreement to provide for his full-time employment and an annual base salary of $280,000 which has been subsequently increased most recently as of January 2013. Pursuant to the agreement, Dr. Stamler was granted an option to purchase 30,934 shares of our common stock in March 2011 and an option to purchase 20,623 shares of our common stock in January 2012, each of which vested over a four-year period subject to Dr. Stamler’s continued service with us.

Potential Payments upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including salary and unused vacation pay.

Dr. Shah. Pursuant to his offer letter agreement, if we terminate Dr. Shah’s employment without cause or if Dr. Shah terminates his employment as a result of a constructive termination, in each case prior to the 30 days prior to a change of control or more than 12 months following a change of control, subject his execution of an effective release and waiver of claims in favor of us, Dr. Shah will receive (1) continued payment of his base salary for 12 months, (2) a pro rated portion of any annual bonus that Dr. Shah would have earned based on achievement of milestones during the 12-month period following his termination, as determined by the board of directors, (3) payment for continued health benefits under COBRA for up to 12 months and (4) accelerated vesting of all of his outstanding stock awards as if he had completed an additional 12 months of employment with us. If we terminate Dr. Shah’s employment without cause or if Dr. Shah terminates his employment as a result of a constructive termination, in each case within the 30 days prior to a change of control or the 12 months following a change of control, subject his execution of an effective release and waiver of claims in favor of us, Dr. Shah will receive (1) continued payment of his base salary for 12 months, (2) any committed annual bonus under his employment agreement for the year of such termination, if applicable, (3) any annual bonus that Dr. Shah would have earned based on achievement of milestones during the 12-month period following this termination, as determined by the board of directors, (4) payment for continued health benefits under COBRA for up to 12 months and (5) accelerated vesting of all of his outstanding stock awards in full.

Mr. Fritz. Pursuant to his offer letter agreement, if we terminated Mr. Fritz’s employment without cause or if Mr. Fritz terminated his employment as a result of a constructive termination subject to his execution of an effective release and waiver of claims in favor of us, he was entitled to continued payment of his base salary for 12 months following his termination, payment for continued health benefits under COBRA for up to 12 months and accelerated vesting of his stock options as if he had completed an additional 12 months of employment with us; provided, however that if Mr. Fritz’s termination without cause or constructive termination occurred in connection with or within 12 months after a change of control, he would have received accelerated vesting of his stock options in full. In connection with Mr. Fritz’s termination of employment with us in February 2013, he received 12 months of continued payment of base salary and 12 months of COBRA premiums both of which were paid in full in 2013. In addition, in February 2013, Mr. Fritz received 12 months of accelerated vesting of his stock options which thereafter terminated in May 2013.

Dr. Sommer and Dr. Stamler are not entitled to any termination or change of control compensation pursuant to their offer letter agreements with us.

For purposes of the agreements described above:

•	“cause” generally means with respect to each of Mr. Fritz and Dr. Shah, (1) willful failure to substantially perform assigned duties or responsibilities that is not cured within 30 days following written notice; (2) engaging in any act of fraud, embezzlement or other illegal conduct detrimental to us; (3) willful violation of any federal or state law or regulation applicable to our business; (4) material breach of any confidentiality agreement or invention assignment agreement with us, if not cured to our satisfaction within 30 days of written notice; or (5) conviction of or entering a plea of nolo contendere to a felony involving an act of moral turpitude.

•	“change of control” generally means (1) our acquisition by another entity by means of any transaction or series of related transactions (including any reorganization, merger or consolidation or stock transfer, but excluding such transaction effected primarily for the purpose of changing our domicile), unless our stockholders immediately prior to such transaction hold more than 50% of the voting power of the surviving or acquiring entity immediately after such transaction and excluding our sale of securities for the primary purpose of raising additional funds; or (2) a sale, lease or exclusive license or other disposition of all or substantially all of our assets, other than to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership in us immediately prior to such sale, lease, exclusive license or other disposition.

•	“constructive termination” generally means with respect to each of Mr. Fritz and Dr. Shah, his termination of employment due to any of the following event after giving us written notice and an opportunity to cure (1) a material breach of the offer letter agreement with us; (2) a material reduction in duties, authority or responsibilities; (3) a reduction in base salary, other than a reduction of less than 15% applicable to all of our senior management, and with respect to Dr. Shah, which reduction must be material; or (4) with respect to Mr. Fritz, a request by us or our successor to relocate the principal place of duties with us to outside San Diego County, California and with respect to Dr. Shah, our relocation of the principal place for performance of Dr. Shah’s duties to a location outside of San Diego County, California, that requires a one-way increase in his commuting distance of more than 50 miles.

Each of our named executive officers holds stock options or stock awards under our 2010 plan. A description of the termination and change of control provisions in our 2010 plan is provided below under “—Equity Benefit Plans.”

In December 2013, our board of directors approved an executive severance benefit plan, or the severance plan, that provides each of our executive officers, including Dr. Sommer and Dr. Stamler but not including Dr. Shah, potential severance benefits. Under the severance plan, if we terminate the executive’s employment without cause or if the executive terminates employment for good reason, subject to the executive’s execution of an effective release and waiver of claims in favor of us, the executive is entitled to continued payment of base salary for six months following termination and accelerated vesting of stock awards subject to time-based vesting as if the executive had completed an additional six months of employment with us. These severance payments are subject to reduction or elimination in the event that the executive receives compensation during such six month period from full time services with another entity. In addition, if the executive’s termination without cause or resignation for good reason occurs within 30 days before or 12 months following a change of control, subject to the executive’s execution of an effective release and waiver of claims in favor of us, the executive is entitled to continued payment of base salary for 12 months following termination and accelerated vesting of stock awards in full. The severance plan supersedes any severance benefits the executive is entitled to under his offer letter or employment agreement with us. For purposes of the severance plan, the definition of “cause” and “change of control” have the same general meaning as in the offer letter agreements described above except that the severance plan also defines “cause” as a participant’s material breach of an employment, consulting or other agreement with us, if such breach is not cured within 30 days of written notice, and a participant’s indictment for a felony involving an act of moral turpitude. “Good reason” for purposes of the severance plan generally means the following events, conditions or actions taken by us with respect to the executive without cause and without the executive’s express written consent (1) a material reduction in annual base salary other than in connection with a comparable reduction affecting all officers at such executive’s level; (2) a material reduction in the executive’s authority, duties or responsibilities; (3) a relocation of the executive’s principal place of employment to a location outside of San Diego County that increases the executive’s one-way commute by more than 50 miles; or (4) a material breach by us of such executive’s offer letter, employment agreement or similar agreement with us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2013.

	Option Awards(1)							Stock Awards(1)
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Pratik Shah, Ph.D.	—	—		—		—	—	736,251	(3)	4,837,169	(11)
Andreas Sommer, Ph.D.	12/15/2010	66,666	(4)	—	(4)	$0.90	12/14/2020	—		—
	1/31/2012	66,666	(5)	—	(5)	$0.90	1/30/2022	—		—
	1/29/2013	66,666	(6)	—	(6)	$0.86	1/28/2023	—		—
	10/1/2013	11,111	(7)	—	(7)	$0.54	9/30/2023	—		—
David Stamler, M.D.	3/11/2011	30,934	(8)	—	(8)	$0.90	3/10/2021	—		—
	1/31/2012	20,623	(9)	—	(9)	$0.90	1/30/2022	—		—
	1/29/2013	66,666	(6)	—	(6)	$0.86	1/28/2023	—		—
	10/1/2013	26,219	(10)	—	(10)	$0.54	9/30/2023	—		—

(1)	All of the outstanding option awards and stock awards were granted under and subject to the terms of the 2010 plan, described below under “—Equity Benefit Plans.” As of December 31, 2013, each option award listed in the table above may be exercised at any time prior to vesting and any unvested shares acquired upon such “early exercise” are subject to our right to repurchase that lapses according to the vesting schedule of the option. In addition, all vesting of option awards and stock awards is subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration described above under “—Potential Payments upon Termination or Change of Control.” See “—Narrative Disclosure to Outstanding Equity Awards at Fiscal Year-End Table” below for a discussion related to amendments in 2013 to certain outstanding stock options.
(2)	All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.
(3)	158,433 shares vested on October 1, 2013, 65,237 shares vest on January 15, 2014 and 18,639 shares vest on the 15th day of each month commencing on February 15, 2014 and ending on January 15, 2017.
(4)	6,666 shares vested on the date of grant and 1,250 shares vest on the 11th day of each month commencing on November 11, 2010 and ending on October 11, 2014.

(5)	1,388 shares vest on the 1st day of each month commencing on March 1, 2012 and ending on February 1, 2016.
(6)	16,666 shares vest on January 29, 2014 and 1,388 shares vest on the 29th day of each month commencing on February 29, 2014 and ending on January 29, 2017.
(7)	2,777 shares vest on October 1, 2014 and 231 shares vest on the 1st day of each month commencing on November 1, 2014 and ending on October 1, 2017.
(8)	644 shares vest on the 15th day of each month commencing on February 15, 2011 and ending on January 15, 2015.
(9)	429 shares vest on the 15th day of each month commencing on February 15, 2012 and ending on January 15, 2016.
(10)	6,554 shares vest on October 1, 2014 and 546 shares vest on the 1st day of each month commencing on November 1, 2014 and ending on October 1, 2017.
(11)	Because Auspex’s common stock was not traded on a public market on December 31, 2013, the market value has been determined based on a per-share common stock value of $6.57, which was the per share value of our common stock as determined by an independent valuation firm as of December 31, 2013.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year-End Table

Our named executive officers did not exercise any stock option awards during the fiscal year ended December 31, 2013. In 2013, in connection with Mr. Fritz’s termination, pursuant to his offer letter agreement, his options accelerated vesting and terminated in May 2013 without Mr. Fritz exercising any options. In October 2013, we amended all of Dr. Sommer’s and Dr. Stamler’s outstanding options to provide that they could be exercised at any time prior to vesting and any unvested shares acquired upon such “early exercise” would be subject to our right to repurchase that would lapse according to the vesting schedule of the option.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a medical cash subsidy to any employee, including a named executive officer, who chooses not to participate in our benefit plans described above. We provide a 401(k) plan to our employees, including our current named executive officers, as discussed in the section below entitled “—401(k) Plan.”

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We do, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our current named executive officers. Our board of directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may contribute up to the lesser of 90% of his or her compensation or the statutory limit, which is $17,500 for calendar year 2013. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2013 may be up to an additional $5,500 above the statutory limit. We currently do not make matching contributions into the 401(k) plan on behalf of participants. Participant contributions are held and invested, pursuant to the participant’s instructions, by the plan’s trustee.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our board of directors may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Equity Benefit Plans

2014 Equity Incentive Plan

Our board of directors and stockholders approved and adopted the 2014 plan in January 2014. The 2014 plan became effective upon the date of the underwriting agreement for our initial public offering. No further grants will be made under the 2010 plan.

Stock Awards. The 2014 plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, which we refer to collectively as stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2014 plan provides for the grant of performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Share Reserve. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 plan after the 2014 plan became effective is 1,100,000 new shares, plus an amount not to exceed 3,059,326 shares which represents (1) the number of shares reserved for issuance under our 2010 plan at the time our 2014 plan became effective, and (2) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to our 2010 plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of our common stock reserved for issuance under our 2014 plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2014 plan is 8,318,652 shares.

No person may be granted stock awards covering more than 2,000,000 shares of our common stock under our 2014 plan during any calendar year pursuant to stock options, stock appreciation rights and other stock awards whose value is determined by reference to an increase over an exercise or strike price of at least 100% of the fair market value on the date the stock award is granted. Additionally, no person may be granted in a calendar year a performance stock award covering more than 2,000,000 shares or a performance cash award having a maximum value in excess of $2,000,000. Such limitations are designed to help assure that any deductions to which we would otherwise be entitled with respect to such awards will not be subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to any covered executive officer imposed by Section 162(m) of the Code. In addition, a maximum of the greater of 1,000,000 shares of our common stock or such number of shares of common stock that has a fair market value on the grant date equal to $1,000,000 may be granted to any non-employee director during any calendar year pursuant to stock awards.

If a stock award granted under the 2014 plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2014 plan. In addition, the following types of shares under the 2014 plan may become available for the grant of new stock awards under the 2014 plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2014 plan may be previously unissued shares or reacquired shares bought by us on the open market. As of the date hereof, no awards have been granted and no shares of our common stock have been issued under the 2014 plan.

Administration. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2014 plan. Our board of directors may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, and (2) determine the number of shares of common stock to be subject to such stock awards. Subject to the terms of the 2014 plan, our board of directors or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under our 2014 plan. Subject to the terms of our 2014 plan, the plan administrator has the authority to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2014 plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2014 plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2014 plan, up to a maximum of 10 years. Unless the terms of an option holder’s stock option agreement provide otherwise, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations On Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans and the stock plans of any of our affiliates may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates, or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the plan administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock that has not vested will be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2014 plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

The plan administrator determines the term of stock appreciation rights granted under the 2014 plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provides otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards. The 2014 plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility of compensation paid to a covered executive officer imposed by Section 162(m) of the Code. To help assure that the compensation attributable to performance-based awards will so qualify, our compensation committee can structure such awards so that stock or cash will be issued or paid pursuant to such award only after the achievement of certain pre-established performance goals during a designated performance period.

The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) total stockholder return; (9) return on equity or average stockholders’ equity; (10) return on assets, investment, or capital employed; (11) stock price; (12) margin (including gross margin); (13) income (before or after taxes); (14) operating income; (15) operating income after taxes; (16) pre-tax profit; (17) operating cash flow; (18) sales or revenue targets; (19) increases in revenue or product revenue; (20) expenses and cost reduction goals; (21) improvement in or attainment of working capital levels; (22) economic value added (or an equivalent metric); (23) market share; (24) cash flow; (25) cash flow per share; (26) share price performance; (27) debt reduction; (28) stockholders’ equity; (29) capital expenditures; (30) debt levels; (31) operating profit or net operating profit; (32) workforce diversity; (33) growth of net income or operating income; (34) billings; (35) bookings; (36) employee retention; (37) initiation of phases of clinical trials and/or studies by specific dates; (38) patient enrollment rates; (39) budget management; (40) submission to, or approval by, a regulatory body (including, but not limited to the FDA) of an applicable filing or a product candidate; (41) implementation or completion of projects or processes (including, without limitation, clinical trial initiation, clinical trial enrollment, clinical trial results, new and supplemental indications for existing products, regulatory filing submissions, regulatory filing acceptances, regulatory or advisory committee interactions, regulatory approvals, and product supply); (42) regulatory milestones; (43) progress of internal research or clinical programs; (44) progress of partnered programs; (45) partner satisfaction; (46) timely completion of clinical trials; (47) submission of INDs and NDAs and other regulatory achievements; (48) research progress, including the development of programs; (49) strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property; and (50) to the extent that an award is not intended to comply with Section 162(m) of the Code, other measures of performance selected by our board of directors.

The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (1) in the award agreement at the time the award is granted or (2) in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (a) to exclude restructuring and/or other nonrecurring charges; (b) to exclude exchange rate effects; (c) to exclude the effects of changes to generally accepted accounting principles; (d) to exclude the effects of any statutory adjustments to corporate tax rates; (e) to exclude the effects of any “extraordinary items” as determined under generally accepted accounting principles; (f) to exclude the dilutive effects of acquisitions or joint ventures; (g) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (h) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (i) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (j) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (k) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; (l) to exclude the effect of any other unusual, non-recurring gain or loss or other extraordinary item; and (m) to exclude the effects of the timing of acceptance for review and/or approval of submissions to the FDA or any other regulatory body. In addition, we retain the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the goals. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2014 plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued upon the exercise of ISOs, (4) the class and maximum number of shares subject to stock awards that can be granted in a calendar year (as established under the 2014 plan pursuant to Section 162(m) of the Code), (5) the class and maximum number of shares that may be awarded to any non-employees director and (6) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or

•	make a payment equal to the excess of (a) the value of the property the participant would have received upon exercise of the stock award over (b) the exercise price otherwise payable in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2014 plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change of Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. Under the 2014 plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; (3) a consummated sale, lease or exclusive license or other disposition of all or substantially of our assets; (4) a complete dissolution or liquidation of the Company, except for a liquidation into a parent corporation, or (5) when a majority of our board of directors becomes comprised of individuals who were not serving on our board of directors on the date of adoption of the 2014 plan, or the incumbent board, or whose nomination, appointment, or election was not approved by a majority of the incumbent board still in office.

Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate our 2014 plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted our 2014 plan.

2010 Equity Incentive Plan

Our board of directors and our stockholders approved our 2010 plan and it became effective in June 2010 and was subsequently amended by our board of directors and stockholders most recently in December 2013. Our 2010 plan is a continuation of and successor to our 2001 plan and after our 2010 plan became effective, no further stock awards may be granted under our 2001 plan. As of December 31, 2013, there were 1,182,899 shares remaining available for the grant of stock awards under our 2010 plan and there were outstanding stock options covering a total of 986,111 shares and outstanding restricted stock awards covering 933,332 shares that were granted under our 2010 plan. There were no outstanding stock awards under our 2001 plan at any time during 2013.

No additional awards will be granted under the 2010 plan, and all awards granted under the 2010 plan that are repurchased, forfeited, expire or are cancelled will become available for grant under the 2014 plan in accordance with its terms.

Stock awards. The 2010 plan provides for the grant of ISO, NSOs, stock appreciation rights, restricted stock awards and restricted stock unit awards, which we refer to collectively as stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants. We have only granted stock options and restricted stock awards under the 2010 plan.

Share Reserve. The aggregate number of shares of our common stock reserved for issuance pursuant to stock awards under the 2010 plan is 3,297,712. The maximum number of shares that may be issued upon the exercise of ISOs under our 2010 plan is 4,444,444 shares.

If a stock award granted under the 2010 plan is forfeited back to us because of the failure to meet a contingency or condition required to vest, such shares will become available for subsequent issuance under the 2010 plan. In addition, shares withheld to satisfy income or employment withholding taxes and shares used to pay the exercise price of a stock option will become available for the grant of new stock awards under the 2010 plan. Shares issued under the 2010 plan may be authorized but unissued or reacquired common stock, including shares repurchased by us on the open market.

Administration. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2010 plan. Subject to the terms of the 2010 plan, our board of directors or the authorized committee, referred to herein as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under our 2010 plan. Subject to the terms of our 2010 plan, the plan administrator has the authority to reduce the exercise or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Incentive and nonstatutory stock options are granted pursuant to stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2010 plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2010 plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2010 plan, up to a maximum of 10 years. Unless the terms of an option holder’s stock option agreement provide otherwise, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service, with respect to employee option holders, or twelve months following the cessation of service, with respect to consultants or Board of Director member option holders. The option term may be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of six months following the cessation of service or death, as applicable. In the event of a termination for cause, options generally terminate 30 days following the employee’s termination. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO, and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations On Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash or cash equivalents, (2) past services rendered to us or our affiliates, or (3) any other form of legal consideration acceptable to the plan administrator and permissible under applicable law. Common stock acquired under a restricted stock award may, but need not, be subject to a forfeiture condition in our favor in accordance with a vesting schedule to be determined by the plan administrator. Restricted stock awards may be transferred only upon such terms and conditions as set by the plan administrator. Upon the participant’s cessation of continuous service for any reason, we generally may receive any restricted stock that has not vested as of such cessation of service through a forfeiture condition or a repurchase right. Any right we have to repurchase unvested shares will generally be at a price equal to the lower of the fair market value of the shares on the date of repurchase or the original purchase price for the shares.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (a) the class and maximum number of shares reserved for issuance under the 2010 plan, (b) the class and maximum number of shares that may be issued upon the exercise of ISOs, and (c) the class and number of shares and price per share of stock subject to all outstanding stock awards.

Corporate Transactions. In the event of certain specified significant corporate transactions, unless otherwise provided in a stock award or other written agreement between us and the holder of a stock award, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or its parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us with respect to the shares covered by the stock award to the surviving or acquiring entity or its parent company;

•	accelerate the vesting and exercisability, if applicable, of the stock award and provide for its termination at or prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us with respect to the shares covered by the stock award;

•	cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration, if any, as our board of directors may deem appropriate; or

•	make a payment in such form determined by our board of directors equal to the excess of (a) the value of the property the holder of the stock award would have received upon exercise of the stock award over (b) any exercise price otherwise payable by such holder in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards or portions thereof or all holders of stock awards, even those that are of the same type, in the same manner.

Under the 2010 plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our assets, (2) a sale or other disposition of at least 90% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation, or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change of Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. Under the 2010 plan, a change of control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (2) a consummated merger, consolidation or similar transaction involving us immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity or of its parent entity; (3) our complete dissolution or liquidation or approval by our stockholders or our board of directors of a plan of complete dissolution or liquidation of us; (4) a consummated sale, lease or exclusive license or other disposition of all or substantially of our assets; or (5) when a majority of our board of directors becomes comprised of individuals who were not serving on our board of directors on the date of adoption of the 2010 plan, or the incumbent board, or whose nomination, appointment, or election was not approved by a majority of the incumbent board then still in office.

Amendment and Termination. The 2010 plan will terminate on June 29, 2020. However, our board of directors has the authority to amend, suspend, or terminate our 2010 plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent.

2014 Employee Stock Purchase Plan

Our board of directors and stockholders approved and adopted the ESPP in January 2014. The ESPP became effective upon the date of the underwriting agreement for our initial public offering. The purpose of the ESPP is to retain the services of new employees and secure the services of new and existing employees while providing incentives for such individuals to exert maximum efforts toward our success and that of our affiliates.

Share Reserve. The ESPP authorizes the issuance of 300,000 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 530,000 shares, or (c) a number determined by our board of directors that is less than (a) and (b). The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. As of the date hereof, no shares of our common stock have been purchased under the ESPP.

Administration. Our board of directors has delegated its authority to administer the ESPP to our compensation committee. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock under the ESPP. Unless otherwise determined by our board of directors, common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering or (b) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations. Employees may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by our board of directors: (a) customarily employed for more than 20 hours per week, (b) customarily employed for more than five months per calendar year or (c) continuous employment with us or one of our affiliates for a period of time (not to exceed two years). No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value pursuant to Section 424(d) of the Code.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the board of directors will make appropriate adjustments to (a) the class(es) and number of shares reserved under the ESPP, (b) the class(es) and maximum number of shares by which the share reserve may increase automatically each year, (c) the class(es) and number of shares and purchase price of all outstanding purchase rights and (d) the class(es) and number of shares that are the subject of the purchase limits under each ongoing offering.

Corporate Transactions. In the event of certain significant corporate transactions, including: (1) a sale of all our assets, (2) the sale or disposition of 90% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within 10 business days prior to such corporate transaction, and such purchase rights will terminate immediately.

Plan Amendments, Termination. Our board of directors has the authority to amend or terminate our ESPP, provided that except in certain circumstances any such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Director Compensation

Historically, we have not paid cash compensation to directors for their service on our board of directors nor have we paid equity compensation to our non-employee directors who are nominated by our principal stockholders for service on our board of directors. We have provided equity compensation to our non-employee directors who are not nominated by our principal stockholders from time to time when we determined appropriate.

We granted Dr. Saks an option to purchase 47,777 shares on January 29, 2013 and an option to purchase 27,235 shares on April 2, 2013, each of which has an exercise price of $0.86 per share and vests over a period of four years, subject to Dr. Saks’ continued service with us. On October 1, 2013, we granted Dr. Saks a restricted stock award for 61,664 shares of our common stock and we granted Dr. Sarshar an option to purchase 22,222 shares of our common stock at an exercise price of $0.54 per share. Each of these October 1, 2013 grants vests over a four year period, subject to Dr. Saks’ and Dr. Sarshar’s continued services with us.

In November 2013, we entered into an offer letter agreement with Dr. Saks for his employment services as our Chief Development Officer. Pursuant to this agreement, Dr. Saks is entitled to an annual base salary of $50,000 for his employment services and pursuant to a letter agreement with Dr. Saks in December 2013, Dr. Saks is entitled to full equity acceleration of all of the shares subject to Dr. Saks’ equity awards upon a change of control where Dr. Saks does not continue to provide services following the change of control as a member of the board of the surviving entity.

The stock options granted to Dr. Saks and Dr. Sarshar prior to October 2013 were amended in October 2013 to provide that they could be exercised prior to vesting. In October 2013, Dr. Sarshar exercised outstanding options to purchase 22,222 shares and 5,555 shares.

On January 10, 2014, in connection with his appointment to the board of directors, Mr. Proehl was granted an option to purchase 13,333 shares of our common stock with an exercise price of $6.57 per share that vests in full on the one year anniversary of the date of grant, subject to Mr. Proehl’s continued service with us.

In January 2014, in connection with Mr. Schneider’s appointment to the board of directors, our board of directors approved an option to purchase 13,333 shares of our common stock to Mr. Schneider which were granted in connection with our initial public offering, at an exercise price per share equal to the price per share at which our common stock was first sold to the public in our initial public offering. This option grant will vest in full on the one year anniversary of the date of grant, subject to Mr. Schneider’s continued service with us.

We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors.

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2013 to each of our non-employee directors:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(2)		Total ($)
David Collier, M.D.(3)	—	—	—		—
Rod Ferguson, Ph.D.	—	—	—		—
Samuel Saks, M.D.(4)	—	33,299	43,815	(5)	77,114
Sepehr Sarshar, Ph.D.	—	—	8,606		8,606
Alex Zisson	—	—	—		—

(1)	Dr. Shah was also a director during 2013; as a named executive officer, his compensation is fully reflected in the “—Summary Compensation Table” above. Dr. Shah did not receive any compensation in 2013 for services he provided as a member of our board of directors.
(2)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards and option awards granted in 2013 computed as of their respective grant dates in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 8 to our financial statements appearing elsewhere in this annual report. These amounts do not reflect the actual economic value that will be realized by the non-employee director upon the vesting of the stock awards or option awards, the exercise of the option awards or the sale of the common stock underlying such stock awards or option awards.

The aggregate number of shares subject to each director’s outstanding and unexercised option awards and outstanding stock awards as of December 31, 2013 was as follows: Dr. Saks: 82,789 shares underlying outstanding option awards and 61,664 shares underlying outstanding unvested restricted stock awards; Dr. Sarshar: 22,222 unvested shares acquired through early exercise of his stock option that are subject to our right of repurchase. None of our other non-employee directors held outstanding option or stock awards as of December 31, 2013.

(3)	Dr. Collier resigned from the board of directors effective January 7, 2014.
(4)	Dr. Saks became an executive officer in November 2013. Pursuant to his offer letter agreement with us, he was paid a total of $7,197 in annual base salary in 2013 for his employment services.
(5)	The amount in this column consists of a grant date fair value under ASC 718 of $28,139 and $15,676 for the options granted to Dr. Saks in January 2013 and April 2013, respectively.

In February 2014 our board of directors adopted a new compensation policy that will be applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

•	an annual cash retainer of $30,000;

•	an additional cash retainer of $20,000 to the chairman of the board of directors;

•	an additional annual cash retainer of $7,500, $5,000 and $3,000 for service as a member of the audit committee, compensation committee and the nominating and corporate governance committee, respectively;

•	an additional annual cash retainer of $7,500, $5,000 and $3,000 for service as chairman of the audit committee, compensation committee and the nominating and corporate governance committee, respectively; and

•	an annual option grant to purchase 9,000 shares of our common stock for each non-employee director serving on the board of directors on the date of our annual stockholder meeting, vesting one year following the grant date.

Each of the option grants described above as well as the January 2014 option grants to Mr. Proehl and Mr. Schneider will vest and become exercisable subject to the director’s continuous service to us, provided that each option will vest in full upon a change of control (as defined under our 2014 plan). The term of each option will be 10 years, subject to earlier termination as provided in the 2014 plan, except that the post-termination exercise period will be for 12 months from the date of termination, if such termination is other than for cause or due to death. The options will be granted under our 2014 plan, the terms of which are described in more detail above under “—Equity Benefit Plans—2014 Equity Incentive Plan.”

Compensation Committee Interlocks and Insider Participation

None of our current or former executive officers serves as a member of the compensation committee. None of our officers serves, or has served during the last completed fiscal year on the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. Prior to establishing the compensation committee, our full board of directors made decisions relating to compensation of our officers. For a description of transactions between us and members of our compensation committee and affiliates of such members, please see “Certain Relationships and Related Party Transactions.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders(1):
2010 Equity Incentive Plan(2)	986,111	(3)	$0.73	1,182,899
2014 Equity Incentive Plan(4)	—		$—	—
2014 Employee Stock Purchase Plan(5)	—		$—	—
Equity compensation plans not approved by stockholders:
None

(1)	For a description of our equity compensation plans, see “Item 11. Executive Compensation.”
(2)	Effective as of February 4, 2014, no additional awards will be granted under the 2010 plan, and all awards granted under the 2010 plan that are repurchased, forfeited, expire, are cancelled or otherwise not issued will become available for grant under the 2014 plan in accordance with its terms.
(3)	All shares issuable upon exercise of options.
(4)	The 2014 plan became effective on February 4, 2014. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2014 plan is 1,100,000 new shares, plus an amount not to exceed 3,059,326 shares which represents (1) the number of shares reserved for issuance under our 2010 plan at the time our 2014 plan became effective, and (2) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to our 2010 plan (such as upon the expiration or termination of a stock award prior to vesting). Additionally, the number of shares of our common stock reserved for issuance under our 2014 plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under our 2014 plan is 8,318,652 shares.
(5)	The ESPP became effective on February 11, 2014. The ESPP authorizes the issuance of 300,000 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2015 through January 1, 2024 by the least of (a) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (b) 530,000 shares, or (c) a number determined by our board of directors that is less than (a) and (b).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.

The percentage ownership information under the column entitled “Percent of Total” is based on 23,576,538 shares of common stock outstanding as of February 15, 2014.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 16, 2014, which is 60 days after February 15, 2014. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Auspex Pharmaceuticals, Inc., 3366 N. Torrey Pines Court, Suite 225, San Diego, California 92037.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total
5% or Greater Stockholders
Thomas, McNerney & Partners II, L.P. and affiliates(1) 3366 N. Torrey Pines Court, Suite 220 San Diego, California 92037	5,611,910	23.4%
CMEA Ventures VII, L.P. and affiliates(2) One Letterman Drive Building C, Suite CM500 San Francisco, California 94129	4,187,677	17.5%
Panorama Capital, L.P.(3) 1999 South Bascom Avenue, Suite 700 Campbell, California 95008	2,770,589	11.8%
Deerfield Management Company, L.P.(4) 780 Third Avenue, 37th Floor New York, NY 10017	1,988,990	5.5%
Directors and Named Executive Officers
Pratik Shah, Ph.D.(5)	1,118,171	4.7%
Lawrence C. Fritz(6)	—	*
Andreas Sommer, Ph.D.(7)	217,775	*
David Stamler, M.D.(8)	144,442	*
Rod Ferguson, Ph.D.(9)	2,770,589	11.8%
Gerald Proehl(10)	13,333	*
Sepehr Sarshar, Ph.D.(11)	599,450	2.3%
Samuel Saks, M.D.(12)	146,628	*
Phillip M. Schneider(13)	13,333	*
Alex Zisson(14)	5,611,910	23.4%
All current executive officers and directors as a group (11 persons)(15)	11,093,545	44.3%

*	Represents beneficial ownership of less than 1%.
(1)	Includes (a) 5,094,451 shares of common stock and 438,898 shares of common stock issuable upon the exercise of common stock warrants held by TMP, (b) 53,218 shares of common stock and 4,583 shares of common stock issuable upon the exercise of common stock warrants held by TMP Nominee II, LLC, or TMPN II, and (c) 19,116 shares of common stock and 1,644 shares of common stock issuable upon the exercise of common stock warrants held by TMP Associates II, L.P., or TMPA II. Thomas, McNerney & Partners II, LLC, or TMP II LLC, the general partner of TMP and TMPA II, has voting and dispositive power over the shares held by TMP and TMPA II. In addition, TMPN II has entered into an agreement with TMP II LLC that directs TMPN II to vote and dispose of securities held by TMPN II in the same manner as directed by TMP II LLC with respect to TMP and TMPA II.
(2)	Includes (a) 3,772,938 shares of common stock and 310,001 shares of common stock issuable upon the exercise of common stock warrants held by CMEA, and (b) 96,791 shares of common stock and 7,947 shares of common stock issuable upon the exercise of common stock warrants held by CMEA Ventures VII (Parallel), L.P., or CMEA (Parallel).
(3)	Includes 2,770,589 shares of common stock held by Panorama. Dr. Ferguson, Chris Albinson and Shahan Soghikian, as Managing Directors of Panorama Capital, LLC, share voting and investment authority over the shares held by Panorama.

(4)	Includes (a) 273,514 shares of common stock held by Deerfield Special Situations Fund, L.P., (b) 223,733 shares of common stock held by Deerfield Special Situations International Master Fund, L.P., (c) 695,152 shares of common stock held by Deerfield Private Design Fund II, L.P. and (d) 796,591 shares of common stock held by Deerfield Private Design International II, L.P. Deerfield Management Company, L.P. is the investment manager of each of Deerfield Special Situations Fund, L.P., Deerfield Special Situations International Master Fund, L.P., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, the “Deerfield Funds”). Deerfield Mgmt, L.P. is the general partner of each of the Deerfield Funds. Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Each of Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. Flynn may be deemed to beneficially own the shares held by the Deerfield Funds.
(5)	Includes (a) 8,333 shares of common stock owned by Dr. Shah, (b) 894,685 shares of restricted common stock owned by Dr. Shah, 623,429 shares of which are subject to a right of repurchase by us as of April 16, 2014, and (c) 215,153 shares of common stock that Dr. Shah has the right to acquire from us within 60 days of February 15, 2014 pursuant to the exercise of stock options, all of which will be unvested but exercisable as of April 16, 2014.
(6)	In February 2013, Mr. Fritz resigned as our President and Chief Executive Officer.
(7)	Includes 217,775 shares of common stock that Dr. Sommer has the right to acquire from us within 60 days of February 15, 2014 pursuant to the exercise of stock options, 103,056 of which will be unvested but exercisable as of April 16, 2014.
(8)	Includes 144,442 shares of common stock that Dr. Stamler has the right to acquire from us within 60 days of February 15, 2014 pursuant to the exercise of stock options, 88,266 of which will be unvested but exercisable as of April 16, 2014.
(9)	Includes the shares of capital stock referred to in footnote (3) above. Dr. Ferguson is a managing director at Panorama and shares the voting and investment control over the shares owned by Panorama; however, Dr. Ferguson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests therein.
(10)	Includes 13,333 shares of common stock that Mr. Proehl has the right to acquire from us within 60 days of February 15, 2014 pursuant to stock options granted on January 10, 2014, all of which will be unvested but exercisable as of April 16, 2014.
(11)	Includes (a) 226,314 shares of common stock held by Dr. Sarshar, (b) 307,894 shares of common stock held by Costa Verde Capital, LLC and (c) 65,242 shares of common stock held by Costa Verde Capital II, LLC. Dr. Sarshar is the manager of Costa Verde Capital, LLC and Costa Verde Capital II, LLC and has voting and investment control over the shares owned by Costa Verde Capital, LLC and Costa Verde Capital II, LLC; however, Dr. Sarshar disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests therein.
(12)	Includes (a) 2,175 shares of common stock held by Dr. Saks, (b) 61,664 shares of restricted common stock owned by Dr. Saks, all of which are subject to a right of repurchase by us as of April 16, 2014, and (c) 82,789 shares of common stock that Dr. Saks has the right to acquire from us within 60 days of February 15, 2014 pursuant to the exercise of stock options, 54,270 of which will be unvested but unexercisable as of April 16, 2014. In addition to serving on our board of directors, Dr. Saks was appointed as our Chief Development Officer in October 2013.
(13)	Includes 13,333 shares of common stock that Mr. Schneider has the right to acquire from us within 60 days of February 15, 2014 pursuant to stock options granted on February 4, 2014, all of which will be unvested but exercisable as of April 16, 2014.
(14)	Includes the shares of capital stock referred to in footnote (1) above. TMP II LLC is the general partner of TMP and TMPA II and has entered into an agreement with TMPN II that directs TMPN II to vote and dispose of securities held by TMPN II in the same manner as directed by TMP II LLC with respect to TMP and TMPA II. Mr. Zisson is a manager of TMP II LLC and thus shares voting and investment control, directly or indirectly, over the shares owned by TMP, TMPA II and TMPN II; however, Mr. Zisson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests therein.
(15)	Includes (a) 9,580,862 shares of common stock held by all current executive officers and directors as a group, including 144,444 shares of restricted common stock owned by John Schmid, our Chief Financial Officer, of which 126,389 shares are subject to a right of repurchase by us as of April 16, 2014, and (b) 1,488,753 shares that all current executive officers and directors as a group have the right to acquire from us within 60 days of February 15, 2014 pursuant to the exercise of stock options (including 297,777 shares of common stock that Dr. Bharatt Chowrira, our Chief Operating Officer who joined us in October 2013, has a right to acquire from us within 60 days of February 15, 2014, and 59,026 shares of common stock that Mr. Schmid has the right to acquire from us within 60 days of February 15, 2014 pursuant to stock options, all of which will be unvested but exercisable as of April 16, 2014), 1,009,750 of which will be unvested but exercisable as of April 16, 2014 (including all of the shares that Dr. Chowrira and Mr. Schmid have a right to acquire pursuant to the exercise of stock options).

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2013 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive And Director Compensation.”

Series D Preferred Stock Financing

In October 2012, we entered into a Series D Preferred Stock Purchase Agreement, or the Series D Purchase Agreement, and held the closing of the first tranche of the Series D Preferred Stock financing, pursuant to which we issued and sold an aggregate of 20,293,201 shares of our Series D Preferred Stock, which includes the 11,012,456 shares of Series D Preferred Stock issued to noteholders in exchange for the cancellation of then-outstanding convertible promissory notes, at a purchase price of $0.86 per share, for an aggregate purchase price of $17,492,739. The following table sets forth the number of shares of Series D Preferred Stock purchased by holders of more than 5% of our common stock, or entities affiliated with them, or entities affiliated with certain of our directors at the initial closing of the preferred stock financing, including shares of Series D Preferred Stock issued to certain holders of more than 5% of our common stock or entities affiliated with certain of our directors in exchange for the cancellation of then-outstanding convertible promissory notes:

Name(1)	Shares of Series D Preferred Stock	Purchase Price
Thomas, McNerney & Partners(2)	9,039,190	$7,791,782
CMEA Capital(3)	6,456,566	$5,565,560
Panorama Capital, L.P.	4,350,349	$3,750,001
Sloan Biotech Fund(4)	447,096	$385,397

(1)	Additional detail regarding these stockholders and their equity holdings is provided in “Principal Stockholders.”
(2)	Consists of (a) 8,912,642 shares of Series D Preferred Stock issued to TMP for an aggregate purchase price of $7,682,697, (b) 93,104 shares of Series D Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $80,256 and (c) 33,444 shares of Series D Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $28,829.
(3)	Consists of (a) 6,295,153 shares of Series D Preferred Stock issued to CMEA for an aggregate purchase price of $5,426,422 and (b) 161,413 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $139,138.
(4)	Consists of (a) 223,548 shares of Series D Preferred Stock issued to Sloan Biotech Fund for an aggregate purchase price of $192,699 and (c) 223,548 shares of Series D Preferred Stock issued to Sloan Biotech Fund II for an aggregate purchase price of $192,698.

In May 2013, we entered into Amendment No. 1 to the Series D Purchase Agreement and held an additional closing of the Series D Preferred Stock financing, pursuant to which we issued and sold an aggregate of 2,320,188 shares of our Series D Preferred Stock at a purchase price of $0.86 per share, for an aggregate purchase price of $2,000,002. The following table sets forth the number of shares of Series D Preferred Stock purchased by holders of more than 5% of our common stock or entities affiliated with them at such closing:

Name(1)	Shares of Series D Preferred Stock	Purchase Price
Thomas, McNerney & Partners(2)	719,017	$619,793
CMEA Capital(3)	513,584	$442,709
Panorama Capital, L.P.	1,087,587	$937,500

(1)	Additional detail regarding these stockholders and their equity holdings is provided in “Principal Stockholders.”
(2)	Consists of (a) 708,950 shares of Series D Preferred Stock issued to TMP for an aggregate purchase price of $611,115, (b) 7,406 shares of Series D Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $6,384 and (c) 2,661 shares of Series D Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $2,294.
(3)	Consists of (a) 500,744 shares of Series D Preferred Stock issued to CMEA for an aggregate purchase price of $431,641 and (b) 12,840 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $11,068.

In July 2013, we entered into Amendment No. 2 to the Series D Purchase Agreement and held the final closing of the Series D Preferred Stock financing pursuant to which we issued and sold an aggregate of 9,860,790 shares of our Series D Preferred Stock at a purchase price of $0.86 per share, for an aggregate purchase price of $8,500,001. The following table sets forth the number of shares of Series D Preferred Stock purchased by holders of more than 5% of our common stock or entities affiliated with them at such second mandatory closing:

Name(1)	Shares of Series D Preferred Stock	Purchase Price
Thomas, McNerney & Partners(2)	2,157,047	$1,859,375
CMEA Capital(3)	1,540,748	$1,328,125
Panorama Capital, L.P.	3,262,762	$2,812,501

(1)	Additional detail regarding these stockholders and their equity holdings is provided in “Principal Stockholders.”
(2)	Consists of (a) 2,126,849 shares of Series D Preferred Stock issued to TMP for an aggregate purchase price of $1,833,344, (b) 22,218 shares of Series D Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $19,152 and (c) 7,980 shares of Series D Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $6,879.
(3)	Consists of (a) 1,502,230 shares of Series D Preferred Stock issued to CMEA for an aggregate purchase price of $1,294,922 and (b) 38,518 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $33,203.

Series E Preferred Stock Financing

In December 2013, we entered into a Series E Preferred Stock Purchase Agreement, or the Series E Purchase Agreement, pursuant to which we issued and sold an aggregate of 11,336,481 shares of our Series E Preferred Stock, at a purchase price of $1.724 per share, for an aggregate purchase price of $19,544,093. The following table sets forth the number of shares of Series E Preferred Stock purchased by certain holders of more than 5% of our common stock or entities affiliated with certain of our directors at the initial closing of the preferred stock financing:

Name(1)	Shares of Series E Preferred Stock	Purchase Price
Panorama Capital, L.P.	2,266,952	$3,908,225
CMEA Capital(2)	1,397,873	$2,409,933
Thomas, McNerney & Partners(3)	1,118,298	$1,927,946
Costa Verde Capital LLC	445,363	$767,806

(1)	Additional detail regarding these stockholders and their equity holdings is provided in “Principal Stockholders.”
(2)	Consists of (a) 1,362,926 shares of Series E Preferred Stock issued to CMEA Ventures VII, L.P. for an aggregate purchase price of $2,349,684 and (b) 34,947 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $60,249.
(3)	Consists of (a) 1,102,642 shares of Series E Preferred Stock issued to Thomas, McNerney & Partners II, L.P. for an aggregate purchase price of $1,900,955, (b) 11,518 shares of Series E Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $19,857 and (c) 4,138 shares of Series E Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $7,134.

Initial Public Offering

In February 2014, we completed our initial public offering pursuant to which we issued and sold an aggregate of 8,050,000 shares of our common stock, at an initial public offering price of $12.00 per share. The following table sets forth the number of shares of common stock purchased by holders of more than 5% of our common stock or entities affiliated with them, directors and entities affiliated with certain of our directors at the closing of the initial public offering:

Name(1)	Shares of Common Stock	Purchase Price
Panorama Capital, L.P.	333,334	$4,000,008
CMEA Capital(2)	105,561	$1,266,732
Thomas, McNerney & Partners(3)	83,334	$1,000,008
Costa Verde Capital LLC	67,263	$807,156
Pratik Shah	8,333	$100,000
Sam Saks	2,175	$26,096

(1)	Additional detail regarding these stockholders and their equity holdings is provided in “Principal Stockholders.”
(2)	Consists of (a) 102,873 shares of common stock issued to CMEA Ventures VII, L.P. for an aggregate purchase price of $1,234,476 and (b) 2,688 shares of common stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $32,256.
(3)	Consists of (a) 82,167 shares of common stock issued to Thomas, McNerney & Partners II, L.P. for an aggregate purchase price of $986,004, (b) 859 shares of common stock issued to TMP Nominee II, LLC for an aggregate purchase price of $10,308 and (c) 308 shares of common stock issued to TMP Associates II, L.P. for an aggregate purchase price of $3,696.

Certain of our directors have affiliations with the investors that participated in the preferred stock financings and initial public offering described above, as indicated in the table below:

Director	Investor
Rod Ferguson, Ph.D.	Panorama Capital, L.P.
Sepehr Sarshar, Ph.D.	Sloan Biotech Fund and Costa Verde Capital LLC
Pratik Shah, Ph.D.	Thomas, McNerney & Partners
Alex Zisson	Thomas, McNerney & Partners

Employment Agreements

We have entered into employment arrangements with our executive officers, as more fully described in “Executive and Director Compensation—Agreements with our Named Executive Officers” and “—Potential Payments upon Termination or Change of Control.”

Stock Options Granted to Executive Officers and Directors

We have granted stock options to our executive officers and directors, as more fully described in the section titled “Executive and Director Compensation.”

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers, as described in “Management—Limitation of Liability and Indemnification.”

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or other independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Independence of the Board of Directors

As required under the NASDAQ Listing Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our board of directors has affirmatively determined that, with the exception of Drs. Shah and Saks, all of our directors are independent directors within the meaning of the applicable NASDAQ Listing Rules. In making this determination, the board of directors found that none of these directors had a material or other disqualifying relationship with the Company.

ITEM 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us in the following categories for the fiscal years ended December 31, 2013 and December 31, 2012 by Ernst & Young, LLP, our independent registered public accounting firm.

	Fiscal Year Ended
	2013	2012
	(in thousands)
Audit Fees(1)	$968	$37
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$968	$37

(1)	Audit fees consist of fees billed for professional services by Ernst & Young, LLP for audit and quarterly review of our financial statements and review of our registration statement on Form S-1, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

The Audit Committee has not adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, and consequently all audit and non-audit services are approved by the whole Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report:

(a)	Financial Statements The balance sheets as of December 31, 2013 and 2012, and the related statements of operations, cash flows, convertible preferred stock and stockholders’ deficit for each of the three years in the period ended December 31, 2013 and for the period from February 28, 2001 (inception) to December 31, 2013, together with notes thereto included elsewhere in this annual report are incorporated herein by reference.

(b)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

4.2	Amended and Restated Investor Rights Agreement, dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.1+	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.2+	Auspex Pharmaceuticals, Inc. 2010 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.3+	Auspex Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.4+	Auspex Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.5+	Auspex Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.6+	Offer Letter, dated January 12, 2009, by and between the Registrant and Dr. Andreas Sommer (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.7+	Offer Letter, dated February 15, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.8+	Amendment to Offer Letter, dated August 25, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.9+	Amendment to Offer Letter, dated March 6, 2012, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

Exhibit Number	Description

10.10+	Offer Letter, dated September 3, 2013, by and between the Registrant and Mr. John Schmid (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.11+	Offer Letter, dated October 1, 2013, by and between the Registrant and Dr. Pratik Shah (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.12+	Offer Letter, dated October 7, 2013, by and between the Registrant and Dr. Bharatt Chowrira (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.13+	Offer Letter, dated November 9, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.14*	Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Concert Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.15	Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series C Preferred Stock financings (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.16	Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series D Preferred Stock financings (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.17	Warrant to Purchase Stock issued to Square 1 Bank on January 9, 2013 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.18	Loan and Security Agreement, dated January 9, 2013, by and between the Registrant and Square 1 Bank (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.19	First Amendment to Loan and Security Agreement, dated June 20, 2013, by and between the Registrant and Square 1 Bank (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.20	Office Lease, dated June 6, 2011, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.21	First Amendment to Lease, dated June 21, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.22	Second Amendment to Lease, dated November 13, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.23+	Auspex Pharmaceuticals, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.24+	Letter Agreement, dated December 19, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.25	Form of Warrant to Purchase Stock issued to Oxford Finance LLC on December 27, 2013 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

Exhibit Number	Description

10.26	Loan and Security Agreement, dated December 27, 2013 by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auspex Pharmaceuticals, Inc.

Date: March 28, 2014	By:	/s/ Pratik Shah
Pratik Shah, Ph.D. President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pratik Shah, Ph.D. and John Schmid, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Pratik Shah Pratik Shah, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 28, 2014

/s/ John Schmid	Chief Financial Officer	March 28, 2014
John Schmid	(Principal Financial and Accounting Officer)

/s/ Samuel Saks Samuel Saks, M.D.	Chief Development Officer and Member of the Board of Directors	March 28, 2014

/s/ Rod Ferguson	Member of the Board of Directors	March 28, 2014
Rod Ferguson, Ph.D.

/s/ Gerald Proehl	Member of the Board of Directors	March 28, 2014
Gerald Proehl

/s/ Sepehr Sarshar	Member of the Board of Directors	March 28, 2014
Sepehr Sarshar, Ph.D.

/s/ Phillip M. Schneider	Member of the Board of Directors	March 28, 2014
Phillip M. Schneider

/s/ Alex Zisson	Member of the Board of Directors	March 28, 2014
Alex Zisson

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

4.2	Amended and Restated Investor Rights Agreement, dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.1+	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.2+	Auspex Pharmaceuticals, Inc. 2010 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.3+	Auspex Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.4+	Auspex Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.5+	Auspex Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.6+	Offer Letter, dated January 12, 2009, by and between the Registrant and Dr. Andreas Sommer (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.7+	Offer Letter, dated February 15, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.8+	Amendment to Offer Letter, dated August 25, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.9+	Amendment to Offer Letter, dated March 6, 2012, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.10+	Offer Letter, dated September 3, 2013, by and between the Registrant and Mr. John Schmid (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.11+	Offer Letter, dated October 1, 2013, by and between the Registrant and Dr. Pratik Shah (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.12+	Offer Letter, dated October 7, 2013, by and between the Registrant and Dr. Bharatt Chowrira (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

Exhibit Number	Description

10.13+	Offer Letter, dated November 9, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.14*	Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Concert Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.15	Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series C Preferred Stock financings (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.16	Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series D Preferred Stock financings (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.17	Warrant to Purchase Stock issued to Square 1 Bank on January 9, 2013 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.18	Loan and Security Agreement, dated January 9, 2013, by and between the Registrant and Square 1 Bank (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.19	First Amendment to Loan and Security Agreement, dated June 20, 2013, by and between the Registrant and Square 1 Bank (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.20	Office Lease, dated June 6, 2011, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.21	First Amendment to Lease, dated June 21, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.22	Second Amendment to Lease, dated November 13, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.23+	Auspex Pharmaceuticals, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.24+	Letter Agreement, dated December 19, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.25	Form of Warrant to Purchase Stock issued to Oxford Finance LLC on December 27, 2013 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.26	Loan and Security Agreement, dated December 27, 2013 by and between the Registrant and Oxford Finance LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.