Form 10-Q
period 2014-03-31
Auspex Pharmaceuticals, Inc.
filed 2014-05-14
CIK 1454189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes   ☐    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 12, 2014 was 23,610,007.

AUSPEX PHARMACEUTICALS, INC.

AUSPEX PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,605	$36,650
Marketable securities	93,233	-
Prepaid expenses and other current assets	930	242
Total current assets	120,768	36,892

Deferred offering costs	-	1,817
Property and equipment, net	54	26
Other assets	138	137
Total assets	$120,960	$38,872

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,321	$1,365
Accrued liabilities	3,541	2,127
Total current liabilities	4,862	3,492
Note payable	14,462	14,420
Preferred stock warrant liability	-	3,975
Other long-term liabilities	104	77
Total liabilities	19,428	21,964

Commitments (Note 11)

Convertible preferred stock; par value $0.0001; 10,000,000 and 68,694,006 shares authorized at March 31, 2014 and December 31, 2013, respectively; none and 64,790,302 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; $0 and $91,726 liquidation preference at March 31, 2014 and December 31, 2013, respectively.	-	81,846

Stockholders’ equity (deficit):

Common stock, par value $0.0001; 200,000,000 and 86,500,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 23,610,007 and 1,128,702 issued and 22,765,995 and 173,147 outstanding, excluding 844,012 and 955,555 shares subject to repurchase at March 31, 2014 and December 31, 2013, respectively.	2	-
Additional paid-in capital	177,155	542
Deficit accumulated during the development stage	(75,603)	(65,480)
Accumulated other comprehensive loss	(22)	-
Total stockholders’ equity (deficit)	101,532	(64,938)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$120,960	$38,872

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Period from February 28, 2001 (Inception) Through March 31,
	2014	2013	2014
Operating expenses:
Research and development	$3,432	$1,731	$48,180
General and administrative	2,674	899	22,418
Total operating expenses	6,106	2,630	70,598
Gain on sale of assets	-	-	3,091

Operating loss	(6,106)	(2,630)	(67,507)
Other income (expense)
Grant income	-	-	244
Interest income and other expense, net	(383)	(24)	(3,155)
Gain from troubled debt restructuring	-	-	569
Other financing expense	-	(37)	(454)
Change in fair value of preferred stock warrant liability	(3,634)	386	(5,300)

Total other (expense) income	(4,017)	325	(8,096)

Net loss	$(10,123)	$(2,305)	$(75,603)
Unrealized loss on available-for-sale securities, net	(22)	-	(22)
Other comprehensive loss	(22)	-	(22)
Comprehensive loss	$(10,145)	$(2,305)	$(75,625)

Net loss per share , basic and diluted	$(0.81)	$(17,462)
Weighted-average common shares outstanding, basic and diluted	12,476,075	132

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Period from February 28, 2001 (Inception) Through March 31,
	2014	2013	2014
Operating activities
Net loss	$(10,123)	$(2,305)	$(75,603)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	6	6	1,473
Change in fair value of preferred stock warrant liability	3,634	(386)	5,300
Amortization of debt discount on notes payable	42	-	1,989
Amortization of premium on investment	56	-	56
Other financing expense	-	37	454
Stock-based compensation	504	57	1,052
Forgiveness of notes receivable	-	-	10
Gain on sale of assets	-	-	(3,091)
Noncash interest expense on convertible notes payable	-	-	1,062
Gain on troubled debt restructuring	-	-	(569)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(688)	(118)	(931)
Other assets	1,816	(16)	1,680
Accounts payable and accrued expenses	1,402	444	4,434
Net cash used in operating activities	(3,351)	(2,281)	(62,684)

Investing activities
Purchases of property and equipment	(34)	-	(1,726)
Purchases of investments	(93,311)		(93,311)
Proceeds from sale of assets	-	-	3,291
Net cash used in investing activities	(93,345)	-	(91,746)

Financing activities
Deferred IPO costs	-	-	(1,282)
Public offering costs	(9,942)	-	(9,942)
Proceeds from term loans	-	-	20,000
Repayment of term loan	-	-	(5,000)
Term loan origination fees	-	-	(100)
Proceeds from the issuance of related-party note payable	-	-	200
Proceeds from the issuance of convertible debt, net	-	-	17,341
Proceeds from issuance of preferred stock warrants	-	-	984
Exercise of preferred stock warrants	-	-	240
Issuance costs on equity financing	(7)	-	62,210
Proceeds from the issuance of common stock in initial public offering	96,600	-	96,616
Repurchase of common stock for cash	-	-	(32)
Repayment on related-party debt principal	-	-	(200)
Net cash provided by (used in) financing activities	86,651	-	181,035

(Decrease) increase in cash and cash equivalents	(10,045)	(2,281)	26,605
Cash and cash equivalents at beginning of period	36,650	4,279
Cash and cash equivalents at end of period	$26,605	$1,998	$26,605

Supplemental disclosure of cash flow information
Cash paid for interest expense	$225	$-	$306

Supplemental schedule of noncash financing activities
Conversion of notes and accrued interest to preferred stock	$-	$-	$18,818
Issuance of common stock for notes	$-	$-	$28
Repurchase of common stock issued for notes	$-	$-	$(19)

See accompanying notes to condensed financial statements.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Auspex Pharmaceuticals, Inc. (the “Company”) was founded on February 28, 2001 (inception), incorporated in California upon inception and subsequently reincorporated in Delaware in June 2007. The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases. The Company’s pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome, as well as other orphan indications.

From inception through March 31, 2014, the Company has devoted substantially all of its efforts to research, product development, raising capital, and building infrastructure. The Company has not generated any revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of March 31, 2014 had a deficit accumulated during the development stage of $75.6 million.

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

The unaudited financial statements at March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, (“SEC”), and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in its Annual Report on Form 10-K filed with the SEC on March 28, 2014.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of convertible preferred stock warrants, equity awards and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Reverse Stock Split

On January 16, 2014, the Company effected a 1-for-4.5 reverse stock split of the Company’s issued and outstanding shares of common stock. All issued and outstanding common stock and per share amounts contained in the Company’s financial statements have been retroactively adjusted to reflect the January 2014 reverse stock split for all periods presented.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

Convertible Preferred Stock Warrant

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. In connection with the completion of the Company’s initial public offering in February 2014, all the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. The Company reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument under the derivative accounting guidance.

The Company performed the final remeasurement of the warrant liability as of the IPO date and recorded $3.6 million change in fair value into other income (expense) for the three months ended March 31, 2014.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted common stock subject to repurchase, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	March 31,
	2014	2013
Convertible preferred stock	-	9,109,868
Warrants to purchase convertible preferred stock	-	863,613
Warrants to purchase common stock	821,074	-
Common stock options	1,638,423	551,548
Common stock subject to repurchase	881,291	-
	3,340,788	10,525,029

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

The carrying amounts of the Company’s financial instruments, including prepaid expenses, other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. The Company believes the fair value of its note payable approximates its carrying value as of March 31, 2014 and December 31, 2013. The carrying amount of the convertible preferred stock warrant liability as of December 31, 2013 represents its estimated fair value. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets(1):
Money market funds	$12,947	$12,947	$-	$-
Commercial paper	28,744		28,744
Corporate debt securities	66,114		66,114
Government sponsored entities	6,988	-	6,988	-
Total	$114,793	$12,947	$101,846	$-
(1)	Included within cash and cash equivalents and marketable securities on the Company’s condensed balance sheet.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Series C preferred stock warrants	$1,165	-	-	$1,165
Series D preferred stock warrants	2,330	-	-	2,330
Series E preferred stock warrants	480	-	-	480
Total	$3,975	-	-	$3,975

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at March 31, 2014. The Company did not reclassify any investments between level categories during the three months ended March 31, 2014.

The Company estimates the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions as well as the Company’s estimated stock price on the reporting date could have a significant impact on the fair value of the convertible preferred stock warrant liability.

As discussed in Note 2 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock and are accounted for as equity from the conversion date forward.  The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the convertible preferred stock warrant liability as of February 10, 2014 and December 31, 2013, the conversion date:

	February 10, 2014	December 31, 2013
Assumptions:
Risk-free interest rate	0.07%-2.64%	0.07%-3.04%
Expected dividend yield	0%	0%
Expected volatility	69.66%-87.51%	66.49%-85.10%
Expected term (in years)	0.29-9.89	0.39-9.99

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at January 1, 2013	$1,556
Issuance of warrants	606
Exercise of tranche rights	(118)
Change in fair value (1)	1,931
Balance at December 31, 2013	3,975
Exercise of warrants	-
Change in fair value (1)	3,634
Reclassification of warrants	(7,609)
Balance at March 31, 2014	$-
(1)	The changes in the fair value of the convertible preferred stock warrants were recorded as increase or reduction to other income (expenses) in the statement of operations.

4. Investments in Marketable Securities

Investments classified as available-for-sale at March 31, 2014 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	1 year or less	$28,719	$25	$-	$28,744
Corporate debt securities	2 years or less (1)	57,532		(31)	57,501
Government sponsored entities	1-2 years	7,004	-	(16)	6,988
Total available-for-sale securities		$93,255	$25	$(47)	$93,233

(1)	At March 31, 2014, $16.8 million of these securities were scheduled to mature outside of one year.

The Company did not realize any realized gains or losses on sales of available-for-sale securities for the three months ended March 31, 2014. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2014, there were 16 securities in unrealized loss positions totaling $49,000. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

5. Other Balance Sheet Items

Prepaid and other current assets

Prepaid and other current assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid insurance	$523	$72
Interest receivable	210	-
Prepaid other	197	170
	$930	$242

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer	$45	$45
Leasehold Improvements	35	5
Furniture and fixtures	16	16
Office equipment	16	12
Machinery and equipment	4	4
	116	82
Less accumulated depreciation and amortization	(62)	(56)
	$54	$26

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Clinical trial accruals	$1,183	$565
Payroll and related expenses	1,064	475
Manufacturing cost accrual	784	772
Other accrued expenses	510	315
	$3,541	$2,127

6. Notes Payable

December 2013 Notes Payable

On December 27, 2013, the Company entered into a term loan facility with Oxford Finance LLC and its assignees. The loan facility provides funding for an aggregate principal amount of $15.0 million which was funded at closing. The term loan bears interest at a fixed rate of 8.99% per annum with interest only payments for 12 months beginning on February 1, 2014 and equal monthly principal and interest payments over 36 months thereafter. In accordance with the terms of the loan facility, upon the completion of the initial public offering of the Company’s common stock in February 2014, the interest only period was extended by an additional 6 months to 18 months with equal month principal and interest payments over 30 months thereafter. The loan will mature on January 1, 2018. Upon repayment of the term loan, the Company is required to make a final payment to the lenders equal to 3% of the original principal balance of the loan. The Company incurred loan origination fees of $0.1 million which were recorded as a loan discount and additional issuance costs of $0.1 million which were recorded as a deferred asset accounted for by utilizing the effective interest method. The Company recorded $0.4 million of interest expense, of which $42,000 related to the amortization of debt discount and deferred asset related to this term loan for the three months ended March 31, 2014.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of promissory note	15,000
Debt issuance costs associated with fair value of warrants and origination fee	(538)
Balance at March 31, 2014	$14,462

Future minimum payments under the Credit Facility are as follows (in thousands):

Year Ending December 31,
2014 (Nine months remaining)	$1,012
2015	3,588
2016	6,722
2017	6,722
2018	1,011
Total future minimum payments	19,055
Less: Unamortized interest	(3,605)
Less: End of Term Payment	(450)
Total minimum payment	15,000
Current portion	-
Non-current portion	$15,000

7. Convertible Preferred Stock Warrants

Prior to the completion of the Company’s initial public offering in February 2014, the Company accounted for its warrants to purchase shares of convertible preferred stock issued with the 2009, 2010, 2011 and 2012 convertible notes and the January and December 2013 credit facilities as liabilities based on the “deemed liquidation” terms of the convertible preferred stock. Upon consummation of the Company’s initial public offering in February 2014, all the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock at a 1-to-1 ratio, adjusted for the January 16, 2014 reverse stock split, and the Company reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument under the derivatives accounting guidance.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the outstanding warrants and the corresponding exercise price as of March 31, 2014 and December 31, 2013:

	Number of Shares Outstanding
	March 31, 2014	December 31, 2013	Exercise Price	Expiration Date
May 2009 Series C Warrants	-	507,910	$0.862	May 22, 2014
October 2009 Series C Warrants	-	464,035	$0.862	October 9, 2014
January 2010 Series C Warrants	-	457,285	$0.862	January 8, 2015
December 2011 Series D Warrants	-	654,292	$0.862	December 15, 2016
April 2012 Series D Warrants	-	654,291	$0.862	April 20, 2007
July 2012 Series D Warrants	-	348,027	$0.862	July 18, 2017
August 2012 Series D Warrants	-	348,027	$0.862	August 28, 2017
January 2013 Series D Warrants	-	174,014	$0.862	January 9, 2023
December 2013 Series E Warrants	-	261,020	$1.724	December 27, 2013
Common Stock Warrants	821,074	-	$3.879- $7.758
Total	821,074	3,868,901

Series C and D Preferred Stock Warrants

In conjunction with convertible notes that were fully converted to preferred stock prior to December 31, 2013, the Company issued warrants to note holders for the purchase of shares of Series C Preferred Stock (“Series C Warrants”) and Series D Preferred Stock (“Series D Warrants”). At December 31, 2013 there were 1,429,230 Series C warrants and 2,004,637 Series D warrants outstanding. Upon completion of the Company’s initial public offering in February 2014 the warrants converted into 763,073 warrants for the purchase of shares of the Company’s common stock and are immediately exercisable at an exercise price of $3.88 per share.

January and December 2013 Preferred Stock Warrants

In connection with a January 2013 credit facility which was paid in full prior to December 31, 2013, the Company issued a warrant for the purchase of 174,014 shares of Series D Preferred Stock at $0.862 per share. The warrant was immediately exercisable and would have expired on January 9, 2023. Upon completion of the Company’s initial public offering in February 2014 the warrant converted into 38,669 warrants for the  purchase of shares of the Company’s common stock at an exercise price of $3.88 per share. On February 28, 2014, the warrant was fully exercised via cashless net exercise and the Company issued a net of 33,469 shares of common stock.

In connection with the funding of the December 2013 term loan, the Company issued warrants to the lenders to purchase an aggregate of up to 261,020 of Series E Preferred Stock at a purchase price of $1.724 per share. The warrants were exercisable on December 27, 2013 and will expire on December 27, 2023. The warrants were valued at $0.5 million at issuance and were recorded as a loan discount, utilizing the Black-Scholes option-pricing model. Upon completion of the Company’s initial public offering in February 2014 the warrant converted into 58,001 warrants for the  purchase of shares of the Company’s common stock at an exercise price of $7.76 per share.

Prior to the completion of the Company’s initial public offering in February 2014, the Company accounted for its warrants to purchase shares of convertible preferred stock as liabilities based on the “deemed liquidation” terms of the convertible preferred stock. Upon consummation of the Company’s initial public offering in February 2014, all the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock at a 4.5-to-1 ratio, adjusted for the January 16, 2014 reverse stock split, and the Company reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument under the derivatives accounting guidance.

8. Stockholders’ Deficit

Initial Public Offering and Related Transactions

On February 10, 2014, the Company completed its initial public offering selling 8,050,000 shares of common stock at $12.00 per share. Proceeds from the Company’s initial public offering net of underwriting discounts and commissions and other offering costs were $86.7 million.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

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

On February 10, 2014, the Company amended its Certificate of Incorporation to decrease the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.0001 per share, and to increase the number of authorized shares of common stock to 200,000,000 with a par value of $0.0001 per share.

Convertible Preferred Stock

Prior to its conversion in the IPO, the Company’s convertible preferred stock was classified as temporary equity on the accompanying balance sheets instead of in stockholders’ (deficit) equity in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption.

Employee Stock Purchase Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan, or the ESPP. The ESPP became effective and the first purchase period began upon the execution and delivery of the underwriting agreement for our initial public offering on February 4, 2014. Stock compensation expense related to the ESPP was immaterial for the three month period ended March 31, 2014.

Stock-Based Compensation Expense

Stock-based compensation expense related to options granted was allocated as follows (in thousands):

	Three Months Ended March 31,		Period from February 28, 2001 (Inception) through March 31,
	2014	2013	2014
Research and development	$129	$17	$379
General and administrative	375	40	673
Total Stock-based compensation expense	$504	$57	$1,052

9. Commitments

Lease

The Company leases office space under a noncancelable operating lease. In November 2012, the Company amended the lease for additional square footage and on February 3, 2014, the Company signed an amendment to its facility lease for additional space. In addition, on February 28, 2014 the Company entered into lease assignment, which provided further additional space.

The lease is subject to charges for common area maintenance and other costs. The lease and the lease assignment expire in August 2016 with one three-year extension period. The lease amendment for the additional space expires on November 30, 2014. Provisions of the lease provide for abatement of rent during certain periods and escalating rent payment during the initial and extended lease terms. Rent expense is being recorded on straight line basis over the life of the lease.

AUSPEX PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under the lease are summarized as follows (in thousands):

Year Ending December 31:
2014 (Nine months remaining)	227
2015	219
2016	149
Total minimum lease payments	$595

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 1O-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed by us with the Securities and Exchange Commission, or SEC, on March 28, 2014.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases. Our pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome, as well as other orphan indications.

Since our inception in 2001, we have devoted substantially all of our resources to the development of small molecule drugs based on the application of deuterium chemistry, including proprietary versions of currently marketed drugs, the clinical and preclinical advancement of our product candidates, the creation and protection of related intellectual property and fundraising and organizational activities. We do not have any approved products and have not generated any revenues from product sales. We have funded our operations primarily through the private placements of convertible preferred stock, convertible notes, bank debt and warrants and the sale and licensing of certain patent rights. From inception to March 31, 2014, we have raised net cash proceeds of approximately $81.0 million from the sale of convertible preferred stock, convertible notes and warrants and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In addition, we have borrowed $15.0 million under our credit facility with Oxford, of which we used $5.0 million to repay borrowings under a credit facility with Square 1, and we plan to use the balance for working capital. In February 2014, we completed our initial public offering raising net proceeds of $86.7 million.

We have never been profitable and have incurred net losses in each year since our inception. Our net losses were $10.1 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $75.6 million. We continue to be classified as a development stage company for financial reporting purposes. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, SD-809 and our other product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We will need to raise capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to additional product candidates. As of March 31, 2014, we had cash and marketable securities balance of $119.8 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We believe that the net proceeds from our recently completed initial public offering and our existing cash will be sufficient to fund our operations for at least the next 18 months.

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

We expense research and development expenses as they are incurred. As of March 31, 2014, we had incurred an aggregate of approximately $29.2 million in research and development expenses related to the development of SD-809. In April 2013, we initiated a Phase 3 pivotal trial of SD-809 for the treatment of chorea associated with Huntington’s disease. We are also currently conducting an open label, long-term, safety clinical trial for patients from our Phase 3 pivotal trial and an additional set of tetrabenazine-experienced patients switched to SD-809. We expect that our research and development expenses will increase as we plan for and commence our three additional planned clinical studies of SD-809, two for the treatment of tardive dyskinesia and one for the treatment of Tourette syndrome, all of which we expect to commence in 2014.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended March 31
	2014	2013
Phase 1 Studies	$60	$181
SD-809 Clinical Program.	1,289	412
Preclinical Studies	17	6
Manufacturing	332	399
Other research and development expenses	1,734	733
Total research and development expenses	$3,432	$1,731

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

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	per patient trial costs;
•	the number of trials required for regulatory approval;
•	the number of sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of doses that patients receive;
•	the number of patients that participate in the trials;
•	the drop-out or discontinuation rates of patients;
•	the duration of patient follow-up;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the number and complexity of analyses and tests performed during the trial;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table sets forth our results of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Period- to- Period
	2014	2013	Change
Research and development	$3,432	$1,731	$1,701
General and administrative	2,674	899	1,775
Other income (expense)	(4,017)	325	(4,342)

Research and Development Expenses. Our research and development expenses were $3.4 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase in research and development expense during three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in expenses for our Phase 3 clinical studies of SD-809 of $0.8 million from $0.4 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014. In addition our payroll related expense increased $0.7 million from $0.4 million for the three months ended March 31, 2013 to $1.2 million for the three months ended March 31, 2014 as we continued to expand operations by hiring additional personnel.

General and Administrative Expense. General and administrative expenses were $2.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in general and administrative expenses during three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in payroll related expense of $0.5 million, an increase in professional and consulting fees of $0.4 million, an increase in stock compensation expense of $0.3 million and an increase in marketing and related expenses of $0.3 million.  The remaining increase in general and administrative expense was due to overall increased costs due to operating as a publicly traded company.

Changes in components of Other income (expense) were as follows:

Interest Expense, Net. Interest expense was $0.4 million and $24,000 for the three months ended March 31, 2014 and 2013, respectively. The interest expense for the three months ended March 31, 2014 was related to our December 2013 bank note. The interest expense incurred in 2013 consisted of interest expense of $23,000 primarily related to our January 2013 bank note which was paid in full in December 2013.

Other Financing Expense. Other financing expense was none and $37,000 for the three months ended March 31, 2014 and 2013 respectively. The other financing expense consisted of the remeasurement of our preferred stock tranche rights in connection with the first closing of our Series D convertible preferred stock financing in October 2012.

Change in Fair Value of Convertible Preferred Stock Warrant Liability. The change in the fair value of our convertible preferred stock warrant liability for the three months ended March 31, 2014 was an increase to $3.6 million which resulted from the remeasurement of our Series C, Series D and Series E convertible warrants which converted to common stock warrants in conjunction with our initial public offering in February 2014.  The warrant liability was reclassified to equity in conjunction with this remeasurement. The change in the fair value of our convertible stock warrant liability for the three months ended March 31, 2013 was a decrease of $0.4 million.

Liquidity and Capital Resources

We have incurred losses since inception and negative cash flows from operating activities for the three months ended March 31, 2014 and 2013. As of March 31, 2014, we had an accumulated deficit of $75.6 million. We anticipate that we will continue to incur net losses for the foreseeable future as we continue the development and potential commercialization of SD-809 and our other product candidates and incur additional costs associated with being a public company.

Prior to our IPO, we funded our operations primarily through the sale of convertible preferred stock, convertible notes and warrants and the sale and license of certain patent rights. Since inception through March 31, 2014, we have raised net cash proceeds of $81.0 million from the sale of convertible preferred stock, convertible notes, warrants, and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. As of March 31, 2014, we had cash and marketable securities balance of $119.8 million. In February 2014 we closed our initial public offering for net proceeds of approximately $86.7 million. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

In December 2013, we entered into a term loan facility with Oxford and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million, which was funded at closing. The term loan matures on January 1, 2018. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property. Our intellectual property is subject to a negative pledge. $5.0 million of the proceeds were used to repay our Square 1 credit facility that was contracted in January 2013. The term loan bears interest at a fixed rate equal 8.99% per annum. We are required to make 18 monthly interest only payments beginning on February 1, 2014 followed by 30 equal monthly payments of the outstanding principal and interest. Upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(3,351)	$(2,281)
Net cash used in investing activities	(93,345)	-
Net cash provided by (used in) financing activities	86,651	-
Net decrease in cash	(10,045)	(2,281)

During the three months ended March 31, 2014 and 2013, our operating activities used cash of $3.4 million and $2.3 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. During the three months ended March 31, 2014 and 2013, our investing activities used cash of $93.3 million and $0, respectively, primarily due to purchases of investments in excess of proceeds from maturities of investments. During the three months ended March 31, 2014, financing activities provided cash of $86.7 million which was primarily derived from proceeds received from our public offering of common stock in February 2014 from which we raised a total of $86.7 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

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

We believe that the net proceeds from our recently completed initial public offering and our existing cash balance will be sufficient to fund our operations for at least the next 18 months. However, we will require additional capital to complete the development and commercialization of SD-809, if approved, for all three planned indications and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standard-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our cash balances as of March 31, 2014 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operation. Our long-term debt bears interest at a fixed rate and therefore does not contain exposure to changes in interest rates.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes many years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. As part of the U.S. Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is ten to twelve months for a Standard Review application and six to eight months for a Priority Review application, depending on whether the drug at issue is a new molecular entity. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for SD-809, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to the FDA around the same time period. We cannot predict if or when we might receive regulatory approvals for SD-809 or any future product candidates. We intend to seek, where appropriate, Priority Review for our drug candidates but cannot be certain that we will obtain Priority Review, and even if we do, there can be no assurance that the approval process will not be lengthy. Moreover, any approvals that we obtain may contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or require as a condition of approval a Risk Evaluation and Mitigation Strategies (“REMS”) to ensure that the benefits of the drug outweigh the risks. In such event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

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

*The planned and ongoing clinical trials of SD-809 may not be appropriately designed to support submission of an NDA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

We are currently conducting a Phase 3 registration clinical trial, or the First-HD trial, which is a placebo-controlled trial of SD-809 in 90 patients with chorea associated with Huntington’s disease. The overall treatment period for the First-HD trial is 12 weeks in duration with a titration period that lasts eight weeks and a maintenance period that lasts four weeks. In addition to the First-HD trial, we are currently evaluating SD-809 in an additional clinical trial, or the ARC-HD trial. In the first component of ARC-HD, which we refer to as ARC-HD Switch, patients with chorea associated with Huntington’s disease adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy for eight weeks, with an analysis at four weeks and eight weeks. Patients from First-HD and ARC-HD Switch will be eligible to roll into the second component of ARC-HD, which we refer to as ARC-HD Rollover, which is a long-term safety study. In addition to the Huntington’s disease program, we initiated a Phase 1b clinical trial for the treatment of tics associated with Tourette syndrome. We are also planning a Phase 2/3 clinical trial for the treatment of tardive dyskinesia.

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

*SD-809 or our other product candidates may cause undesirable side effects or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Undesirable side effects caused by SD-809 or our other product candidates could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing SD-809 or our other product candidates and generating revenues from their sale. To date, the most common adverse events observed in patients who received SD-809 in our clinical trials are similar to tetrabenazine and have included headache, somnolence, nausea, dizziness and vessel puncture reactions. The most clinically significant events observed in subjects who received SD-809 in our clinical trials are restlessness, agitation and depressed mood. Results from our ongoing or future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of SD-809 or our other product candidates for their targeted indications. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

*We may experience delays in the commencement or completion of our clinical trials, which could result in increased costs to us and delay our ability to pursue regulatory approval and generate product revenues.

Delays in the commencement or completion of clinical trials could significantly impact our product development costs and could result in the need for additional financing. We do not know whether our three ongoing clinical trials or two planned clinical trials of SD-809 will be completed on time, or at all, or whether any clinical trials will need to be redesigned, enroll patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

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

*We may not obtain orphan drug designation for SD-809 or any of our other product candidates.

Our business strategy focuses on the development and commercialization of novel medicines for the treatment of orphan diseases. In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. The applicant will not be required to pay the NDA fee if the orphan designation has been granted, but will be required to pay the NDA fee if the designation is still pending at the time the NDA is submitted unless the FDA grants a waiver of the application fee for the first drug application as a small business (section 736(d) of the FD&C Act). If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. The FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

With respect to our application for orphan drug designation for SD-809 for the treatment of chorea associated with Huntington’s disease, we have received initial feedback from the FDA that it believes that SD-809 is the same drug as tetrabenazine, which is already approved for the treatment of this orphan indication, and that SD-809 therefore cannot be designated as an orphan drug for this indication unless we can provide a plausible hypothesis of the clinical superiority of SD-809 to tetrabenazine. Moreover, if SD-809 is determined to be the same drug as tetrabenazine, marketing approval for SD-809, if any, may not occur until the expiration of Xenazine’s orphan drug exclusivity, which expires in August 2015. The FDA has invited further discussion with us on this matter. We have responded to the FDA with additional information to support our belief that SD-809 is not the same drug as tetrabenazine for purposes of orphan drug designation because of among other things, the substitution of six specific hydrogen atoms in tetrabenazine with deuterium in SD-809. If we are unable to convince the FDA that SD-809 contains a different active moiety from tetrabenazine and, is therefore not the same drug, we intend to demonstrate that SD-809 is clinically superior to tetrabenazine on the basis of existing clinical data and the data from our ongoing clinical trials. To do so, we would need to demonstrate the clinical superiority of SD-809 during the FDA’s review of our NDA in order to obtain orphan drug exclusivity.  Our Phase 1 clinical trials conducted to date have provided data supporting that, compared to tetrabenazine, SD-809 has a differentiated pharmacokinetic profile, reduced interpatient variability, reduced fluctuation of plasma concentrations, reduced need for genotyping, reduced drug interactions and reduced frequency of dosing. The data from the prior clinical trials supporting these differences, along with data from our ongoing clinical trials, including the adverse event data and tolerability data, may further differentiate SD-809 from tetrabenazine. We do not plan to conduct other additional clinical trials to support an argument of clinical superiority; rather, we expect to use data from our completed Phase 1 clinical trials and our ongoing clinical trials and compare those data to existing published data pertaining to tetrabenazine. We do not yet have the adverse event or tolerability data from our ongoing clinical trials and cannot assure that it will show the clinical superiority that would be required in order for the FDA to accept a hypothesis of clinical superiority. Further, we do not know whether the FDA would require other additional clinical trials to agree with a hypothesis of clinical superiority. Therefore, we cannot assure that we will be able to obtain orphan drug designation for this indication or that we will obtain orphan drug exclusivity or that we will be able to obtain approval of SD-809 prior to the expiration of the Xenazine orphan drug exclusivity. If we are unable to obtain orphan drug designation in the United States, we will not receive the seven year market exclusivity resulting from orphan drug status or be afforded the financial incentives and our business, prospects, financial condition and results of operations could suffer. We have not applied, and are currently evaluating whether to apply, for orphan drug designation for the treatment of tics associated with Tourette syndrome or tardive dyskinesia or subsets of patients with those movement disorders.

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

We expect to experience pricing pressures in connection with the sale of SD-809 and our other product candidates, if approved and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

* We will need to increase the size of our organization and the scope of our outside vendor relationships, and we may experience difficulties in managing growth.

As of March 31, 2014, we had 24 full-time employees. In addition, we have engaged part-time individual consultants to assist us with a number of activities, including finance, clinical, regulatory and quality. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, commercialize SD-809, if approved, and transition to operating as a public company. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support this expected growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively, including our ongoing clinical trials of SD-809;
•	manage our internal development efforts effectively while carrying out our contractual obligations to contractors and other third parties;
•	continue to improve our operational, financial and management controls and reporting systems and procedures; and
•	attract and retain sufficient numbers of talented employees.

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

In December 2013, we entered into a term loan facility with Oxford and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million, which was funded at closing. The term loan matures on January 1, 2018. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property. Our intellectual property is subject to a negative pledge. $5.0 million of the proceeds from the term loan were used to repay our Square 1 credit facility. The term loan bears interest at a fixed rate equal 8.99% per annum. We are required to make 12 monthly interest only payments beginning on February 1, 2014 followed by 36 equal monthly payments of the outstanding principal and interest. Upon the completion of our initial public offering of our common stock in February 2014, the interest only period was extended by an additional 6 months to 18 months, followed by 30 equal monthly payments of the outstanding principal and interest. Upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

The loan and security agreement governing the credit facility contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals deliver certain financial reports and maintain insurance. The negative covenants include, among others, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. If we default under the credit facility, Oxford may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, Oxford’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default under the credit facility upon the occurrence of an event of default, which includes any event that Oxford interprets as a material adverse change as defined under the loan and security agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by Oxford of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Risks Related to Our Financial Position and Capital Requirements

* We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never be profitable.

We are a development stage company with limited operating history. To date, we have focused primarily on developing SD-809 and our other product candidates. SD-809 will require substantial additional development time and resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, as will our other product candidates, and there can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating any revenue from sales of SD-809 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $10.1 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $75.6 million.

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

Our operations have consumed substantial amounts of cash since inception. Since inception, we have raised net cash proceeds of approximately $81.0 million from the sale of convertible preferred stock, convertible notes and warrants and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In addition, we have borrowed $15.0 million under our credit facility with Oxford, of which we used $5.0 million to repay borrowings under a credit facility with Square 1, and we plan to use the balance for working capital. In December 2013, we issued 11.3 million shares of Series E convertible preferred stock to new and existing investors at a price of $1.724 per share for gross proceeds of $19.5 million. In February 2014, we completed our initial public offering raising net proceeds of $86.7 million.

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

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this quarterly report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We completed an initial public offering on February 10, 2014. As a new public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of at least 66 2/3% of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of at least 66 2/3% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Shares of Equity Securities

In January 2013, we issued a Series D preferred stock warrant in connection with debt which was fully converted into a warrant to purchase common stock upon completion of our initial public offering.  The warrant certificates provide that the warrant holder may elect to exercise their warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate.  For the quarter ended March 31, 2014, the holder exercised the warrant for 38,669 shares of our common stock and elected to net exercise their warrants, resulting in the issuance of an aggregate of 33,469 shares of our common stock.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D in that each issuance of securities was to an accredited investor under Rule 501 of  Regulation D and did not involve a public offering.  The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.  There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds

On February 4, 2014, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-193013) that was declared effective by the SEC on February 4, 2014 and that registered an aggregate of 7,000,000 shares of our common stock for sale to the public at a price of $12.00 per share. In addition, at the closing of the initial public offering on February 10, 2014, the underwriters exercised their over-allotment option to purchase 1,050,000 additional shares of our common stock in the initial public offering at the public offering price of $12.00 per share, for an aggregate offering price of $96.6 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $86.7 million.

As of May 12, 2014, we have not used any of the net proceeds from the offering.  The net proceeds from the offering have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).
3.2	Amended and Restated Bylaws of the Registrant.
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

10.5+	Auspex Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended.
10.27	Third Amendment to Lease between Mullrock 3 Torrey Pines LLC and Auspex Pharmaceuticals, Inc. dated February 14, 2014.
10.28

Lease between Mullrock 3 Torrey Pines, LLC and Thomas, McNerney & Partners Trust dated June 6, 2011; Lease Assignment and Assumption Agreement between Thomas, McNerney & Partners Trust and Auspex Pharmaceuticals dated February 28, 2014; Consent to Assignment of Lease between Mullrock 3 Torrey Pines LLC and Auspex Pharmaceuticals, Inc. dated February 17, 2014; and Commencement Letter between Mullrock 3 Torrey Pines, LLC and Thomas, McNerney & Partners Trust dated August 24, 2011.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Auspex Pharmaceuticals, Inc.

Date: May 14, 2014	By:	/s/ Pratik Shah
Pratik Shah, Ph.D. President and Chief Executive Officer

Date: May 14, 2014	By:	/s/ John Schmid
John Schmid Chief Financial Officer