Form 10-Q
period 2014-06-30
Auspex Pharmaceuticals, Inc.
filed 2014-08-07
CIK 1454189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2014 was 27,341,980.

AUSPEX PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,641	$36,650
Marketable securities	97,064	-
Prepaid expenses and other current assets	1,192	242
Total current assets	112,897	36,892

Deferred offering costs	349	1,817
Property and equipment, net	136	26
Other assets	139	137
Total assets	$113,521	$38,872

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,498	$1,365
Accrued liabilities	3,952	2,127
Total current liabilities	6,450	3,492
Long-term debt, less discount of $495 and $580, respectively	14,505	14,420
Preferred stock warrant liability	-	3,975
Other long-term liabilities	194	77
Total liabilities	21,149	21,964

Commitments and contingencies (Note 9)

Convertible preferred stock, par value $0.0001; 10,000,000 and 68,694,006 shares authorized at June 30, 2014 and December 31, 2013, respectively; none and 64,790,302 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; $0 and $91,726 liquidation preference at June 30, 2014 and December 31, 2013, respectively	-	81,846

Stockholders’ equity (deficit):

Common stock, par value $0.0001; 200,000,000 and 86,500,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 23,719,480 and 1,128,702 issued and 22,940,412 and 173,147 outstanding, excluding 779,068 and 955,555 shares subject to repurchase at June 30, 2014 and December 31, 2013, respectively	2	-
Additional paid-in capital	178,331	542
Accumulated deficit	(85,988)	(65,480)
Accumulated other comprehensive income	27	-
Total stockholders’ equity (deficit)	92,372	(64,938)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$113,521	$38,872

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$7,131	$2,432	$10,563	$4,163
General and administrative	2,908	385	5,582	1,284
Total operating expenses	10,039	2,817	16,145	5,447

Operating loss	(10,039)	(2,817)	(16,145)	(5,447)
Other income (expense)
Interest income and other expense, net	(346)	(29)	(729)	(53)
Other financing expense	-	(147)	-	(184)
Change in fair value of preferred stock warrant liability	-	104	(3,634)	490

Total other (expense) income	(346)	(72)	(4,363)	253

Net loss	$(10,385)	$(2,889)	$(20,508)	$(5,194)
Unrealized gain on available-for-sale securities, net	49	-	27	-
Other comprehensive gain	49	-	27	-
Comprehensive loss	$(10,336)	$(2,889)	$(20,481)	$(5,194)

Net loss per share, basic and diluted	$(0.45)	$(21,886)	$(1.15)	$(39,348)
Weighted-average common shares outstanding, basic and diluted	22,853,896	132	17,818,476	132

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(20,508)	$(5,194)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	18	8
Change in fair value of preferred stock warrant liability	3,634	(490)
Amortization of debt discount on notes payable	85	-
Amortization of premium on investment	287	-
Other financing expense	-	184
Stock-based compensation	1,411	78
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(950)	(30)
Other assets	1,513	4
Accounts payable and accrued expenses	3,085	434
Net cash used in operating activities	(11,425)	(5,006)

Investing activities
Purchases of marketable securities	(102,824)	-
Maturities of marketable securities	5,500	-
Purchases of property and equipment	(128)	(5)
Net cash used in investing activities	(97,452)	(5)

Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	1,964
Proceeds from exercise of warrants and stock options and stock issuances under employee stock purchase plan	264	-
Proceeds from the issuance of common stock, net of fees	86,604	-
Net cash provided by financing activities	86,868	1,964

Decrease in cash and cash equivalents	(22,009)	(3,047)
Cash and cash equivalents at beginning of period	36,650	4,279
Cash and cash equivalents at end of period	$14,641	$1,232

Supplemental disclosure of cash flow information
Cash paid for interest expense	$562	$-

See accompanying notes to condensed financial statements.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization

Auspex Pharmaceuticals, Inc. (the “Company”) was founded on February 28, 2001 (“inception”), incorporated in California upon inception and subsequently reincorporated in Delaware in June 2007. The Company is a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases. The Company’s pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome, as well as other orphan indications.

From inception through June 30, 2014, the Company has devoted substantially all of its efforts to research, product development, raising capital, and building corporate infrastructure and has not generated any revenues from its planned principal operations. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of June 30, 2014, had an accumulated deficit of $86.0 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of convertible preferred stock warrants, equity awards and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Interim results are not necessarily indicative of results for a full year or future periods, and these condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in its Annual Report on Form 10-K filed with the SEC on March 28, 2014.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

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

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with maturities at the date of acquisition of ninety days or less. Investments with maturities at the date of acquisition of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

Convertible Preferred Stock Warrants

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company’s convertible preferred stock warrants were classified as liabilities, and the Company estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. In connection with the completion of the Company’s initial public offering (“IPO”) in February 2014, all the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. As a result of the IPO and warrant conversion, the Company reclassified the warrant liability as stockholders’ equity because the converted warrants met the definition of an equity instrument under derivative accounting guidance.  The Company performed the final remeasurement of the warrant liability as of the IPO date in February 2014, and recorded the $3.6 million change in fair value as other income (expense) at that time.

Stock-Based Compensation Expense

Stock options issued pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and 2010 Equity Incentive Plan (the “2010 Plan”) and shares subject to purchase through the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected term of an award or subscription period, the anticipated stock volatility and risk-free interest rates. Stock-based compensation expense is recognized using the straight-line method and is based on the value of the portion of stock awards that are ultimately expected to vest or the number of shares estimated to be issued pursuant to ESPP.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for stock options and shares subject to purchase under the ESPP for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$466	$20	$595	$37
General and administrative	441	1	816	41
Total stock-based compensation expense	$907	$21	$1,411	$78

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, unvested restricted common stock subject to repurchase, stock options and convertible preferred stock warrants are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for all periods presented.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total number of outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	June 30,
	2014	2013
Convertible preferred stock	-	9,625,465
Warrants to purchase convertible preferred stock	-	863,613
Warrants to purchase common stock	708,207	-
Common stock options	2,009,646	552,116
Common stock subject to repurchase	799,068	-
	3,516,921	11,041,194

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, including this quarterly report, and therefore has no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

3. Fair Value Measurements

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

The carrying amounts of the Company’s prepaid expenses, other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short nature of these instruments. Further, based upon borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its note payable approximates its carrying value. No transfers between levels have occurred during the periods presented.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$8,683	$8,683	$-	$-
Commercial paper	30,497		30,497
Corporate debt securities	62,565		62,565
Government sponsored entities	4,002	-	4,002
Total	$105,747	$8,683	$97,064	$-
(1)	Included within cash and cash equivalents and marketable securities on the Company’s condensed balance sheet.

		Fair Value Measurements Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Series C preferred stock warrants	$1,165	-	-	$1,165
Series D preferred stock warrants	2,330	-	-	2,330
Series E preferred stock warrants	480	-	-	480
Total	$3,975	-	-	$3,975

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at June 30, 2014.

As discussed in Note 2 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. Prior to the conversion, the Company estimated the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the convertible preferred stock warrant liability as of February 10, 2014, the conversion date, and December 31, 2013:

	February 10, 2014	December 31, 2013
Assumptions:
Risk-free interest rate	0.07%-2.64%	0.07%-3.04%
Expected dividend yield	0%	0%
Expected volatility	69.66%-87.51%	66.49%-85.10%
Expected term (in years)	0.29-9.89	0.39-9.99

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at January 1, 2013	$1,556
Issuance of warrants	606
Exercise of tranche rights	(118)
Change in fair value(1)	1,931
Balance at December 31, 2013	3,975
Change in fair value(1)	3,634
Reclassification of warrants(2)	(7,609)
Balance at June 30, 2014	$-
(1)	The changes in the fair value of the convertible preferred stock warrants were recorded as increase or reduction to other income (expenses) in the statement of operations.
(2)

In connection with the completion of the Company’s IPO in February 2014, the Company reclassified the warranty liability to stockholders’ equity as the warrants met the definition of an equity instrument under derivative accounting guidance.

4. Investments in Marketable Securities

Investments classified as available-for-sale at June 30, 2014 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	1 year or less	$30,477	$20	$-	$30,497
Corporate debt securities	2 years or less(1)	62,556	12	(3)	62,565
Government sponsored entities	1-2 years	4,004	-	(2)	4,002
Total available-for-sale securities		$97,037	$32	$(5)	$97,064
(1)	At June 30, 2014, $12.9 million of these securities were scheduled to mature outside of one year.

The Company did not realize any gains or losses on sales or maturities of available-for-sale securities for the three and six months ended June 30, 2014. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At June 30, 2014, there were 9 securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

5. Other Balance Sheet Items

Prepaid and other current assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid insurance	$420	$72
Interest receivable	351	-
Prepaid other	421	170
	$1,192	$242

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment and software	$79	$45
Construction in progress	61	-
Leasehold improvements	34	5
Furniture and fixtures	16	16
Office equipment	16	12
Machinery and equipment	4	4
	210	82
Less accumulated depreciation and amortization	(74)	(56)
	$136	$26

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Clinical trial accruals	$1,714	$565
Payroll and related expenses	976	475
Manufacturing cost accrual	334	772
Other accrued expenses	928	315
	$3,952	$2,127

6. Long-Term Debt

On December 27, 2013, the Company entered into a term loan facility with Oxford Finance LLC and its assignees. The loan facility provides funding for an aggregate principal amount of $15.0 million which was funded at closing. The term loan is collateralized by the Company’s assets excluding intellectual property and bears interest at a fixed rate of 8.99% per annum with interest only payments for 12 months beginning on February 1, 2014 and equal monthly principal and interest payments over 36 months thereafter. In accordance with the terms of the loan facility, upon the completion of the Company’s IPO in February 2014, the interest only period was extended by an additional 6 months to 18 months with equal monthly principal and interest payments over 30 months thereafter (reduced from 36 months). The loan will mature on January 1, 2018. Upon repayment of the term loan, the Company is required to make a final payment to the lenders equal to 3% of the original principal balance of the loan. The Company incurred loan origination fees of $0.1 million which were recorded as a loan discount and additional issuance costs of $0.1 million which were recorded as a deferred asset accounted for by utilizing the effective interest method. The Company recorded $0.1 million and $0.5 million of interest expense for the three and six months ended June 30, 2014, of which $43,000 and $85,000 related to the amortization of debt discount and deferred asset related to this term loan.

The Company is permitted to make voluntary prepayments of the term loan with a prepayment fee equal to (i) 3% of the term loan prepaid during the first 12 months, (ii) 2% of the term loan prepaid in months 13-24 and (iii) 1% of the term loan prepaid thereafter. The Company is required to make mandatory prepayments of the outstanding term loan upon the acceleration by the lenders of such term loan following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

that are due and payable at the time of the prepayment. The Company is also subject to certain non-financial covenants.  As of June 30, 2014, the Company has not experienced any events of default and was in compliance with all covenants under the loan facility.

Future minimum payments under the term loan are as follows (in thousands):

Year Ending December 31,
2014 (Six months remaining)	$675
2015	3,588
2016	6,722
2017	6,722
2018	1,011
Total future minimum payments	18,718
Less amounts representing interest and fees	(3,268)
Less end of term payment	(450)
Gross balance of long-term debt	15,000
Less unamortized discount	(495)
Total present value of long-term debt	$14,505

7. Convertible Preferred Stock Warrants

Prior to the completion of the Company’s IPO in February 2014, the Company accounted for the warrants it had previously issued for the purchase of the Company’s convertible preferred stock in connection with its 2009, 2010, 2011 and 2012 convertible notes and its January and December 2013 credit facilities, as liabilities based on the “deemed liquidation” terms of the convertible preferred stock. Upon consummation of the Company’s IPO in February 2014, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock at a 1-to-1 ratio, adjusted for the January 16, 2014 reverse stock split, and the Company reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument under the derivatives accounting guidance.

The following table summarizes the shares subject to outstanding warrants and the corresponding exercise price as of June 30, 2014 and December 31, 2013:

	Number of Shares Outstanding
	June 30, 2014	December 31, 2013	Exercise Price	Expiration Date
May 2009 Series C Warrants	-	507,910	$0.862	May 22, 2014
October 2009 Series C Warrants	-	464,035	$0.862	October 9, 2014
January 2010 Series C Warrants	-	457,285	$0.862	January 8, 2015
December 2011 Series D Warrants	-	654,292	$0.862	December 15, 2016
April 2012 Series D Warrants	-	654,291	$0.862	April 20, 2007
July 2012 Series D Warrants	-	348,027	$0.862	July 18, 2017
August 2012 Series D Warrants	-	348,027	$0.862	August 28, 2017
January 2013 Series D Warrants	-	174,014	$0.862	January 9, 2023
December 2013 Series E Warrants	-	261,020	$1.724	December 27, 2023
Common Stock Warrants	708,207	-	$3.879 - $7.758
Total	708,207	3,868,901

Series C and D Preferred Stock Warrants

In connection with convertible notes that were fully converted to preferred stock prior to December 31, 2013, the Company issued warrants to note holders for the purchase of shares of Series C Preferred Stock (“Series C warrants”) and Series D Preferred Stock (“Series D warrants”). At December 31, 2013 there were Series C warrants outstanding for the purchase of an aggregate of 1,429,230 shares of Series C Preferred Stock and Series D warrants outstanding for the purchase of an aggregate of 2,004,637 shares of Series D Preferred Stock. Upon completion of the Company’s IPO in February 2014, these warrants converted into warrants to purchase an aggregate of 763,073 shares of the Company’s common stock at an exercise price of $3.879 per share. In May 2014, warrants subject to an aggregate of 112,867 shares of common stock were exercised, a portion of which were exercised through a cashless net exercise, and resulted in a total issuance of 100,467 shares of common stock.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

January and December 2013 Preferred Stock Warrants

In connection with a January 2013 credit facility which was paid in full prior to December 31, 2013, the Company issued a warrant for the purchase of 174,014 shares of Series D Preferred Stock at $0.862 per share. The warrant was immediately exercisable and would have expired on January 9, 2023. Upon completion of the Company’s IPO in February 2014, the warrant converted into a warrant for the purchase of 38,669 shares of the Company’s common stock at an exercise price of $3.879 per share. On February 28, 2014, the warrant was fully exercised through a cashless net exercise and the Company issued a net of 33,469 shares of common stock.

In connection with the funding of the December 2013 term loan, the Company issued warrants to the lenders to purchase an aggregate of 261,020 shares of Series E Preferred Stock at a purchase price of $1.724 per share. The warrants were exercisable on December 27, 2013 and will expire on December 27, 2023. The warrants were valued at $0.5 million at issuance and were recorded as a loan discount, utilizing the Black-Scholes option-pricing model and are being amortized to interest expense over the expected term of the loan agreement. Upon completion of the Company’s IPO in February 2014, the warrants converted into warrants to purchase an aggregate of 58,001 shares of the Company’s common stock at an exercise price of $7.76 per share.

8. Stockholders’ Equity

Initial Public Offering and Related Transactions

On February 10, 2014, the Company completed its IPO selling 8,050,000 shares of common stock at $12.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $86.7 million.

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

Convertible Preferred Stock

Prior to its conversion in the IPO, the Company’s convertible preferred stock was classified on the Company’s balance sheets as temporary equity instead of stockholders’ (deficit) equity in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption.

Employee Stock Purchase Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the ESPP. The ESPP became effective and the first purchase period began upon the execution and delivery of the underwriting agreement for the IPO on February 4, 2014. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than 27 months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock pursuant to rights granted to employees for their payroll deductions. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year, from January 1, 2015 through January 1, 2024, by an amount equal to the lessor of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (b) 530,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).

During the three and six months ended June 30, 2014, 7,895 shares of common stock were issued pursuant to ESPP purchases.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

2014 Equity Incentive Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the 2014 Plan. Upon adoption of the 2014 Plan, the Company restricted future grants from its 2010 Plan. The 2014 Plan initially reserved 1,110,000 new shares, plus an amount not to exceed 3,059,326 shares which represented (1) the number of shares reserved for issuance under the 2010 Plan at the time the 2014 Plan became effective and (2) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2010 plan (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1st of each year, from January 1, 2015 through January 1, 2024, by 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of awards under the 2014 Plan is 8,318,652 shares.

During the three and six months ended June 30, 2014, 1,111 shares of common stock were issued pursuant to stock option exercises.

9. Commitments and Contingencies

Lease

In June 2011, the Company entered into a noncancelable operating lease for corporate office space (the “Lease”). In June 2012, the Company amended the Lease for additional square footage (the “First Amendment”), which term was extended through a second amendment (the “Second Amendment”) in November 2012. In February 2014, the Company entered into a third amendment to its Lease (the “Third Amendment”) and a lease assignment (the “Lease Assignment”) to provide for additional space.

The Company is subject to charges for common area maintenance and other costs pursuant to its lease agreements. As of June 30, 2014, the Lease, as modified by the Second Amendment, was to expire in August 2016, and the Third Amendment was to expire in November 2014. As more fully described in Note 10 below, in July 2014, the Company entered into a fourth amendment to the Lease (the “Fourth Amendment”), which superseded the Second Amendment, the Third Amendment and the Lease Assignment and extended the term of the Lease.

The Lease, as amended, provides for abatement of rent during certain periods and escalating rent payments throughout the term of the Lease.  Rent expense is being recorded on straight line basis over the life of the Lease. If a lease has provisions that provide for rent abatement during certain periods or escalating rent payments, the difference between the rent expense and rent paid is recorded as deferred rent.

Patent Assignment Agreement

In September 2011, the Company entered into a patent assignment agreement with Concert Pharmaceuticals, Inc. (“Concert”) pursuant to which Concert assigned to the Company a U.S. patent application relating to deuterated pirfenidone. Under the terms of the agreement, Concert is eligible to receive certain royalty payments (the “Royalty Payments”), equal to a percentage in the low single digits of net sales in the United States invoiced by the Company, or any of its affiliates, with respect to certain pharmaceutical products containing deuterated pirfenidone. If the Company sells to another party all of its U.S. rights to certain deuterated pirfenidone products, or if the Company grants to another party a license to sell certain deuterated pirfenidone products in the United States, Concert will receive an amount (the “Sublicense/Sale Payments”), equal to a percentage in the teens of any proceeds the Company receives therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States If the Company is acquired in a change in control transaction at any time while the Company, or any of its affiliates, own certain patents or patent applications related to deuterated pirfenidone, Concert will receive 1.44% of any proceeds the Company receives in such transaction. Such payment is to be applied as a credit to any future Royalty Payments and Sublicense/Sale Payments that may be due to Concert under the agreement. The agreement expires upon the earlier to occur of (1) receipt by Concert of the final Sublicense/Sale Payment arising from (a) the sale of the Company’s U.S. rights to certain deuterated pirfenidone products or (b) the Company’s grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by the Company or any of its affiliates in certain patents or patent applications related to deuterated pirfenidone.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

10. Subsequent Events

Joint Development Agreement

In July 2014, the Company entered into a License and Joint Development Agreement with an early development stage company for certain intellectual property rights related to deuterated oral small molecule compounds for the treatment of certain movement disorders that are distinct from and not related to our late stage SD-809 program. These compounds are in the early stage of development and the Company plans to advance the program in collaboration with its partner through an agreed upon phase of development. These compounds could be further advanced or partnered in the future based on strategic considerations and availability of resources.

Sale of Common Stock

In July 2014, the Company completed a follow-on offering whereby it issued an aggregate 3,622,500 shares of common stock at $19.25 per share. Proceeds from the follow-on offering, net of underwriting discounts, commissions and estimated offering expenses, were approximately $64.9 million.

Amendment to Lease

In July 2014, the Company entered into the Fourth Amendment to the Lease, pursuant to which the Company will lease new office space that will serve as its corporate headquarters, replacing its current facilities. The Lease, as amended by the Fourth Amendment, is scheduled to commence in two phases, with a portion of space anticipated to become available on September 1, 2014 and the remaining portion of space becoming available no earlier than January 1, 2015, subject to certain exceptions.  The Lease, as amended, will expire 66 months after the date on which the space for the initial phase becomes available. The Lease will have an initial monthly rent of approximately $50,600 per month for the first phase, and an additional $18,200 per month as the remaining portion of the space becomes available, subject to annual rent increases.

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

Since our inception in 2001, we have devoted substantially all of our resources to the development of small molecule drugs based on the application of deuterium chemistry, including proprietary versions of currently marketed drugs, the clinical and preclinical advancement of our product candidates, the creation and protection of related intellectual property and fundraising and organizational activities. We do not have any approved products and have not generated any revenues from product sales. Historically, we have funded our operations primarily through the private placements of convertible preferred stock, convertible notes, bank debt and warrants and the sale and licensing of certain patent rights. From inception to June 30, 2014, we have raised net cash proceeds of approximately $81.0 million from the sale of convertible preferred stock, convertible notes and warrants and $3.3 million from the sale and license of certain patent rights and the sale of equipment. In February 2014, we completed our initial public offering, raising net proceeds of $86.7 million, and in July 2014, we completed a follow-on offering whereby we raised an additional $64.9 million, net of estimated underwriting discounts, commissions and offering expenses.

We have never been profitable and have incurred net losses in each year since our inception. Our net losses for 2012, 2013 and the six months ended June 30, 2014 were $15.1 million, $15.6 million and 20.5 million, respectively. As of June 30, 2014, we had an accumulated deficit of $86.0 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, SD-809 and our other product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We will need to raise capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to additional product candidates. As of June 30, 2014, we had cash and marketable securities balance of $111.7 million, which does not include the additional net proceeds of $64.9 million received from our July 2014 follow-on offering. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We believe that the net proceeds from our recently completed initial public offering and follow-on offering and our existing cash will be sufficient to fund our operations until at least mid-2016.

Financial Overview

Revenue

We have generated no revenue from the sale of products since inception. We do not expect to generate any product revenue unless or until we commercialize or enter into a strategic alliance for SD-809 or our other product candidates. If we fail to achieve clinical success in the development of SD-809 or another product candidate in a timely manner or obtain regulatory approval for these product candidates, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

Since our inception, we have focused on the research and development of our lead program and other product candidates. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel, including expenses related to stock options or other stock-based compensation granted to personnel in development functions;
•

fees paid to clinical trial sites and vendors, including clinical research organizations, or CROs, in connection with our clinical trials, costs of acquiring and evaluating clinical trial data such as investigator grants, patient screening fees, laboratory work and statistical compilation and analysis, and fees paid to clinical consultants;

•	expenses related to formulation development and the production of clinical trial supplies, including fees paid to contract manufacturers;
•	expenses related to preclinical studies and chemistry;
•	other consulting fees paid to third parties;
•	expenses related to compliance with drug development regulatory requirements; and
•	travel, facilities, depreciation, insurance and other expenses.

We expense research and development expenses as they are incurred. As of June 30, 2014, we had incurred an aggregate of approximately $36.4 million in research and development expenses related to the development of SD-809. We are currently conducting a Phase 3 registration clinical trial, or the First-HD trial, which is a placebo controlled trial of SD-809 in 90 patients with chorea associated with Huntington’s disease, or HD. In addition to the First-HD trial, we are currently evaluating SD-809 in an additional clinical trial, or the ARC-HD trial.  In the first component of the ARC-HD trial, which we refer to as ARC-HD Switch, patients with chorea associated with Huntington’s disease adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy.  Patients from the First-HD trial and ARC-HD Switch will be eligible to roll into the second component of the ARC-HD trial, which we refer to as ARC-HD Rollover, which is a long-term safety study.

In addition to the Huntington’s disease program, in July 2014, we initiated a Phase 2/3 pivotal clinical trial of SD-809 for the treatment of tardive dyskinesia, or TD, which we refer to as the ARM-TD (Aim to Reduce TD) study.  We are also planning to initiate a pivotal Phase 3 clinical trial of SD-809 for the treatment of tardive dyskinesia in 2014.  Patients from the ARM-TD study and the pivotal Phase 3 clinical trial will be eligible to roll into an open-label clinical trial, which we refer to as the RIM-TD (Reducing Involuntary Movement in TD) study, that will evaluate long-term safety of SD-809 in TD patients.  In July 2014, we also initiated an open-label preliminary efficacy and safety Phase 1b clinical trial of SD-809 in adolescent patients with tics associated with Tourette syndrome. We expect that our research and development expenses will increase as we continue to conduct our ongoing studies and commence our additional planned clinical studies of SD-809 in 2014.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
SD-809 Clinical Program	$3,695	$1,031	$4,984	$1,443
Manufacturing	890	683	1,222	1,082
Phase 1 Studies	183	41	243	222
Preclinical Studies	22	8	39	14
Other research and development expenses	2,341	669	4,075	1,402
Total research and development expenses	$7,131	$2,432	$10,563	$4,163

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

Other financing expense consists of the change in fair value of the convertible preferred stock tranche liability. Our Series D convertible preferred stock financing provided stockholders with the right to obligate us to sell additional shares in a second closing contingent upon certain events. This tranche right was recorded on the date of issuance at its estimated fair value and is remeasured at each reporting period with increases or reductions recorded in other income (expenses) in our statement of operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Period- to- Period
	2014	2013	Change
Research and development	$7,131	$2,432	$4,699
General and administrative	2,908	385	2,523
Other income (expense)	(346)	(72)	(274)

Research and Development Expenses. Our research and development expenses were $7.1 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively. The increase in our research and development expenses during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to a $2.7 million increase in expenses for our SD-809 clinical programs as the number of programs has increased and the activities within these programs has advanced.  Additionally, our non-program specific research and development expenses increased $1.7 million during the three months ended June 30, 2014 as compared to the same period in 2013, including $0.4 million of additional non-cash stock-based compensation expense. This increase is primarily due to an increase in personnel-related costs as we have expanded our operations and increased the number of research and development employees.

General and Administrative Expense. General and administrative expenses were $2.9 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to an increase in personnel-related costs, including $0.4 million of stock-based compensation expense, as we have expanded our operations and increased the number of general and administrative employees. We also incurred additional costs operating as a publicly traded company during the three months ended June 30, 2014 as compared to the same period in 2013 as a result of our initial public offering in February 2014, including higher legal, audit and insurance expenses.

Changes in components of other income (expense) were as follows:

Interest Expense, Net. Net interest expense was $0.3 million and $29,000 for the three months ended June 30, 2014 and 2013, respectively. The net interest expense incurred for the three months ended June 30, 2014 was primarily due to our $15.0 million loan facility drawn in December 2013, for which we are making interest only payments through July 2015, and includes non-cash amortization of the debt discount related to the loan.  This interest expense was partially offset by interest we earned during the period on our investments in marketable securities. The interest expense incurred in 2013 was primarily related to the amortization of the debt discount related to our loan facility entered into in January 2013, which was fully repaid in December 2013.

Other Financing Expense. Other financing expense was $0.1 million for the three months ended June 30, 2013, which consisted of the remeasurement of our preferred stock tranche rights in connection with the first closing of our Series D convertible preferred stock financing in October 2012. No such expense was incurred for the three months ended June 30, 2014.

Change in Fair Value of Convertible Preferred Stock Warrant Liability. During the three months ended June 30, 2013, we recognized a decrease in the fair value of our convertible preferred stock warrant liability resulting in a gain of $0.1 million. These warrants were remeasured and converted to common stock warrants in conjunction with our initial public offering in February 2014 and at that time were reclassified to equity on our balance sheet as they met the criteria for an equity instrument.  No similar gain was recorded during the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		Period- to- Period
	2014	2013	Change
Research and development	$10,563	$4,163	$6,400
General and administrative	5,582	1,284	4,298
Other income (expense)	(4,363)	253	(4,616)

 Research and Development Expenses.  Our research and development expenses were $10.6 million and $4.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in research and development expense during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was primarily due to a $3.5 million increase in expenses for our SD-809 clinical programs as the number of programs has increased and the activities within these programs has advanced.  Additionally, our non-program specific research and development expenses increased $2.6 million during the six months ended June 30, 2014, as compared to the same period in 2013, including $0.6 million of additional non-cash stock-based compensation expense. This increase is primarily due to an increase in personnel-related costs as we have expanded our operations and increased the number of research and development employees in 2014 as compared to 2013.

General and Administrative Expense.  General and administrative expenses were $5.6 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase in personnel-related costs, including $0.8 million of stock-based compensation expense, as we have expanded our operations and increased the number of general and administrative employees in 2014 as compared to 2013. We also incurred additional costs operating as a publicly traded company during 2014, as a result of our initial public offering in February, including higher legal, audit and insurance expenses.

Changes in components of other income (expense) were as follows:

Interest Expense, Net.  Net interest expense was $0.7 million and $53,000 for the six months ended June 30, 2014 and 2013, respectively. The net interest expense incurred for the six months ended June 30, 2014 was related to our $15.0 million loan facility drawn in December 2013, partially offset by interest we earned on our investments in marketable securities. The interest expense incurred in 2013 was primarily related to the amortization of debt discount related to our January 2013 loan facility, which was fully repaid in December 2013.

Other Financing Expense.  Other financing expense was $0.2 million for the six months ended June 30, 2013, which consisted of the remeasurement of our preferred stock tranche rights in connection with the first closing of our Series D convertible preferred stock financing in October 2012. No such expense was incurred for the six months ended June 30, 2014.

Change in Fair Value of Convertible Preferred Stock Warrant Liability.  During the six months ended June 30, 2014 and 2013, we recognized the change in the fair value of our convertible preferred stock warrant liability, resulting in a loss of $3.6 million and a gain of $0.5 million, respectively. These instruments were converted to common stock warrants in conjunction with our initial public offering in February 2014 and were reclassified to equity on our balance sheet as they met the criteria for an equity instrument.

Liquidity and Capital Resources

We have incurred losses since inception and continue to operate with negative cash flows from operating activities. As of June 30, 2014, we had an accumulated deficit of $86.0 million. We anticipate that we will continue to incur net losses and negative cash flow for the foreseeable future as we continue the development and potential commercialization of SD-809, and our other product candidates, and incur additional costs associated with being a public company.

Prior to our initial public offering, we funded our operations primarily through the sale of convertible preferred stock, convertible notes and warrants and the sale and license of certain patent rights, including net cash proceeds of $81.0 million from the sale of convertible preferred stock, convertible notes, warrants, and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In February 2014, we completed our initial public offering for proceeds, net of offering costs, of approximately $86.7 million, and in July 2014, we raised an additional $64.9 million, net of offering costs, in a follow-on offering. As of June 30, 2014, we had an aggregate cash, cash equivalents and marketable securities balance of $111.7 million, which does not include the approximately $64.9 million from our follow-on offering. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(11,425)	$(5,006)
Net cash used in investing activities	(97,452)	(5)
Net cash provided by financing activities	86,868	1,964
Net decrease in cash and cash equivalents	(22,009)	(3,047)

During the six months ended June 30, 2014 and 2013, our operating activities used cash of $11.4 million and $5.0 million, respectively, primarily resulting from our net losses and changes in our working capital accounts. During the six months ended June 30, 2014 and 2013, our investing activities used cash of $97.5 million and $5,000, respectively, for which the increase is primarily due to purchases of investments from the proceeds of our initial public offering in February 2014 in excess of proceeds from maturities of investments. During the six months ended June 30, 2014, financing activities provided cash of $86.9 million, which was primarily derived from proceeds received from our public offering of common stock in February 2014 from which we raised a total of $86.7 million in net proceeds after deducting underwriting discounts, commissions and offering expenses.

Operating Capital Requirements

To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, we expect to incur additional costs associated with operating as a new public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that the net proceeds from our recently completed initial public offering and follow-on offering, as well as our existing cash balance, will be sufficient to fund our operations until at least mid-2016. However, we will require additional capital to complete the development and commercialization of SD-809, if approved, for all three planned indications and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. In any event, we do not expect to achieve revenue from product sales prior to the use of the net proceeds from our recently completed initial public offering and follow-on offering. We do not have any committed external source of funds and additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to SD-809 or our other product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and commercialize SD-809, or our other product candidates, even if we would otherwise prefer to develop and commercialize such product candidates ourselves.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the design, initiation, progress, size, timing, costs and results of our ongoing and planned clinical trials of SD-809 and any other preclinical studies and clinical trials for our product candidates;
•

the outcome, timing and cost of regulatory approvals by the Food and Drug Association, or FDA, and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than, those that we currently expect;

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

Contractual Obligations and Commitments

During the three months ended June 30, 2014, there were no material changes, outside of the ordinary course of business, in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board, or other standard-setting bodies, that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our cash balances as of June 30, 2014 consisted of cash held in an operating account that earns nominal interest income. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of our cash holdings, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. Our long-term debt bears interest at a fixed rate and therefore does not contain exposure to changes in interest rates.

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

ITEM 1A.	RISK FACTORS.

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes many years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is ten to twelve months for a Standard Review application and six to eight months for a Priority Review application, depending on whether the drug at issue is a new molecular entity. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for SD-809, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to the FDA around the same time period. We cannot predict if or when we might receive regulatory approvals for SD-809 or any future product candidates. We intend to seek, where appropriate, Priority Review for our drug candidates but cannot be certain that we will obtain Priority Review, and even if we do, there can be no assurance that the approval process will not be lengthy. Moreover, any approvals that we obtain may contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or require as a condition of approval a Risk Evaluation and Mitigation Strategies, or REMS, to ensure that the benefits of the drug outweigh the risks. In such event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

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

* The planned and ongoing clinical trials of SD-809 may not be appropriately designed to support submission of an NDA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

We are currently conducting the First-HD trial, which is a placebo-controlled trial of SD-809 in 90 patients with chorea associated with Huntington’s disease. The overall treatment period for the First-HD trial is 12 weeks in duration with a titration period that lasts eight weeks and a maintenance period that lasts four weeks. In addition to the First-HD trial, we are currently evaluating SD-809 in the ARC-HD trial. In the ARC-HD Switch, patients with chorea associated with Huntington’s disease adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy for eight weeks, with an analysis at four weeks and eight weeks. Patients from First-HD and ARC-HD Switch will be eligible to roll into the ARC-HD Rollover, which is a long-term safety study. In addition to the Huntington’s disease program, we initiated a Phase 1b clinical trial for the treatment of tics associated with Tourette syndrome. We have also initiated a pivotal Phase 2/3 clinical trial for the treatment of tardive dyskinesia.

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

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for SD-809. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In the case of SD-809, we intend to file a Section 505(b)(2) NDA that relies on certain of the FDA’s prior findings of safety for the approved drug, tetrabenazine (marketed as Xenazine in the United States). Our ability to rely on certain of the FDA’s safety findings with regard to tetrabenazine will depend on our ability to demonstrate to the FDA’s satisfaction that the dose range of SD-809 employed in our Phase 3 program exposes patients to similar levels of key active metabolites as the approved dose range of tetrabenazine. In our initial Phase 1 clinical trial, the sum of two key metabolites more than doubled at an equi-milligram dose of SD-809 as tetrabenazine, indicating that SD-809 exposes patients to similar levels of active metabolites at half the dose of tetrabenazine. Even with such a showing, the FDA has indicated that controlled safety data for SD-809 is required. With regard to efficacy, our First-HD trial is similar in design to the successful tetrabenazine clinical trial that, along with the confirmatory evidence from a second, failed clinical trial, provided the basis for the finding of efficacy of tetrabenazine. We have not discussed with the FDA specifically whether our First-HD trial alone is adequate to establish the efficacy of SD-809. We expect to discuss this matter at a pre-NDA meeting with the FDA following the completion of the First-HD trial; however, we can provide no assurance that the FDA will not require additional clinical trials of SD-809.

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

* SD-809 or our other product candidates may cause undesirable side effects or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Undesirable side effects caused by SD-809 or our other product candidates could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing SD-809, or our other product candidates, and generating revenues from their sale. Based on the Phase 1 clinical trials in a small number of subjects, the most common adverse events observed in patients who received SD-809 are similar to those that have been observed for tetrabenazine. Results from our ongoing or future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of SD-809 or our other product candidates for their targeted indications. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and provided the FDA with expanded authority to require the adoption of a REMS to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. Given that tetrabenazine is subject to a REMS, we anticipate that approval of SD-809, if obtained, will be conditioned on the requirement to implement a REMS. The REMS may include, among other things, medication guides for patients, special communication plans to health care professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS to be required as part of the FDA’s approval of our product candidates. However, we would expect the elements of the REMS for SD-809, if approved, to be similar to the REMS for tetrabenazine, which includes a communication plan to healthcare providers to provide information about the increased risk of drug-associated depression and suicidality, proper titration and dosing, and the risk of drug-drug interactions with strong CYP2D6 inhibitors in patients taking the drug and the need to test for CYP2D6 enzyme activity. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization.

*We may experience delays in the commencement or completion of our clinical trials, which could result in increased costs to us and delay our ability to pursue regulatory approval and generate product revenues.

Delays in the commencement or completion of clinical trials could significantly impact our product development costs and could result in the need for additional financing. We do not know whether our ongoing and planned clinical trials of SD-809 will be completed on time, or at all, or whether any clinical trials will need to be redesigned, enroll patients on time or be completed on schedule, if at all. The commencement or completion of clinical trials can be delayed for a variety of reasons, including delays in or related to:

•	raising sufficient capital to fund the clinical trials;
•	obtaining regulatory feedback on trial design necessary to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•	identifying, recruiting and enrolling suitable patients to participate in a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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

* We may not obtain orphan drug designation for SD-809 or any of our other product candidates.

Our business strategy focuses on the development and commercialization of novel medicines for the treatment of orphan diseases. In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. The applicant will not be required to pay the NDA fee if the orphan designation has been granted, but will be required to pay the NDA fee if the designation is still pending at the time the NDA is submitted, although the FDA could still grant a waiver of the application fee for the first drug application as a small business (section 736(d) of the FDCA) if the criteria for a small business are met. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. The FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

With respect to our application for orphan drug designation for SD-809 for the treatment of chorea associated with Huntington’s disease, we have received initial feedback from the FDA that it believes that SD-809 is the same drug as tetrabenazine, which is already approved for the treatment of this orphan indication, and that SD-809 therefore cannot be designated as an orphan drug for this indication unless we can provide a plausible hypothesis of the clinical superiority of SD-809 to tetrabenazine. Moreover, if SD-809 is determined to be the same drug as tetrabenazine, marketing approval for SD-809, if any, may not occur until the expiration of Xenazine’s orphan drug exclusivity, which expires in August 2015. The FDA has invited further discussion with us on this matter. We have responded to the FDA with additional information to support our belief that SD-809 is not the same drug as tetrabenazine for purposes of orphan drug designation because of, among other things, the substitution of six specific hydrogen atoms in tetrabenazine with deuterium in SD-809. If we are unable to convince the FDA that SD-809 contains a different active moiety from tetrabenazine and is therefore not the same drug, we intend to demonstrate that SD-809 is clinically superior to tetrabenazine on the basis of existing clinical data and the data from our ongoing clinical trials. To do so, we would need to demonstrate the clinical superiority of SD-809 during the FDA’s review of our NDA in order to obtain orphan drug exclusivity. Our Phase 1 clinical trials conducted to date have provided data supporting that, compared to tetrabenazine, SD-809 has a differentiated pharmacokinetic profile, reduced interpatient variability, reduced fluctuation of plasma concentrations, reduced need for genotyping, reduced drug interactions and reduced frequency of dosing. The data from the prior clinical trials supporting these differences, along with data from our ongoing clinical trials, including the adverse event data and tolerability data, may further differentiate SD-809 from tetrabenazine. We do not plan to conduct other additional clinical trials to support an argument of clinical superiority; rather, we expect to use data from our completed Phase 1 clinical trials and our ongoing clinical trials and compare those data to existing published data pertaining to tetrabenazine. We do not yet have the adverse event or tolerability data from our ongoing clinical trials and cannot assure you that it will show the clinical superiority that would be required in order for the FDA to accept a hypothesis of clinical superiority. Further, we do not know whether the FDA would require other additional clinical trials to agree with a hypothesis of clinical superiority. Therefore, we cannot assure you that we will be able to obtain orphan drug designation for this indication or that we will obtain orphan drug exclusivity or that we will be able to obtain approval of SD-809 prior to the expiration of the Xenazine orphan drug exclusivity. If we are unable to obtain orphan drug designation in the United States, we will not receive the seven year market exclusivity resulting from orphan drug status or be afforded the financial incentives and our business, prospects, financial condition and results of operations could suffer.

* We face significant competition from other pharmaceutical and biotechnology companies, and our operating results will suffer if we fail to compete effectively.

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

We anticipate that, if approved, SD-809 will compete primarily against Xenazine and, potentially in the future, generic tetrabenazine for the treatment of chorea associated with Huntington’s disease. In addition, there are several product candidates in clinical development for the treatment of Huntington’s disease. These include Huntexil (prodipidine), which is being developed by Teva Pharmaceutical Industries; PBT2, which is being developed by Prana Biotechnology Ltd.; SEN0014196 (selisistat), which is being developed by Siena Biotech S.p.A.; Procysbi (cysteamine), which is approved for the treatment of nephropathic cystinosis and is being developed for Huntington’s disease by Raptor Pharmaceuticals, Inc.; OMS824, which is being developed by Omeros Corporation; and PF-2545920, which is being developed by Pfizer Inc.

There are currently no approved drugs for the treatment of tardive dyskinesia, but we believe that tetrabenazine is prescribed off-label for this indication. We are aware of several product candidates in clinical development for treatment of tardive dyskinesia including: NBI-98854 (valine ester substituted analog of a single stereoisomer of alpha), which is being developed by Neurocrine Biosciences Inc.; SNC-102 (acamprosate calcium), which is being developed by Synchroneuron Inc.; and Tardoxal (pyridoxine hydrochloride), which is being developed by Medicure Inc.

There are currently two FDA-approved drugs for the treatment of Tourette syndrome: haloperidol and pimozide, which are generic neuroleptics. These drugs were approved for this indication by the FDA in 1967 and 1983, respectively. We believe that tetrabenazine and guanfacine are prescribed off-label for this indication as well. We are aware of several product candidates in clinical development for the treatment of Tourette syndrome including: ABILIFY (aripiprazole), which is being developed by Otsuka Pharmaceutical Group; NBI-98854 (a valine ester-substituted analog of alpha), which is being developed by Neurocrine Biosciences, Inc.; ecopipam (a synthetic benzazepine derivative), which is being developed by Psyadon Pharmaceuticals Inc.; AZD5213, which is being developed by AstraZeneca plc; CPP-109, which is being developed by Catalyst Pharmaceutical Partners; and EPI-754, which is being developed by Edison Pharmaceuticals, Inc.

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

In addition, the use of specialty pharmacies involves certain risks, including, but not limited to, risks that these organizations will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using SD-809, or complaints regarding SD-809;
•	not effectively sell or support SD-809;
•	reduce or discontinue their efforts to sell or support SD-809;
•	not devote the resources necessary to sell SD-809 in the volumes and within the time frames that we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following: (1) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (2) an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively; (3) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (4) expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below

133% of the Federal Poverty Level in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; (5) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (6) expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; (7) a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (8) a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted in the United States since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

As of June 30, 2014, we had 30 full-time employees. In addition, we have engaged part-time employees and individual consultants to assist us with a number of activities, including finance, clinical, regulatory and quality. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, commercialize SD-809, if approved, and transition to operating as a public company. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support this expected growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively, including our three ongoing clinical trials of SD-809;
•	manage our internal development efforts effectively while carrying out our contractual obligations to contractors and other third parties;
•	continue to improve our operational, financial and management controls and reporting systems and procedures; and
•	attract and retain sufficient numbers of talented employees.

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

Our scientific team in particular has expertise in many different aspects of drug discovery and development and may be difficult to retain or replace. We conduct our operations at our facilities in San Diego, California and this region is headquarters to many other pharmaceutical companies and many academic and research institutions and therefore we face increased competition for personnel in this location. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

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

In December 2013, we entered into a term loan facility with Oxford and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million, which was funded at closing. The term loan matures on January 1, 2018. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property. Our intellectual property is subject to a negative pledge. $5.0 million of the proceeds from the term loan were used to repay our Square 1 credit facility. The term loan bears interest at a fixed rate equal to 8.99% per annum. We were required to make 12 monthly interest only payments through January 1, 2015 followed by 36 equal monthly payments of the outstanding principal and interest. Upon the completion of our initial public offering of our common stock in February 2014, the interest only period was extended to 18 months, followed by 30 equal monthly payments of the outstanding principal and interest. Upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing SD-809 and our other product candidates. SD-809 will require substantial additional development time and resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, as will our other product candidates, and there can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating any revenue from sales of SD-809 or any of our other product candidates in the near term, if ever. We have incurred significant net losses of $10.4 million and $20.5 million for the three months ended June 30, 2014 and 2013, respectively, and $2.9 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively, and $15.6 million and $15.1 million for the years ended December 31, 2013 and 2012, respectively. As of June 30, 2014, we had an accumulated deficit of $86.0 million.

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

* To complete the development and commercialization of SD-809, if approved, for all three planned indications, we will require additional capital. Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through collaborations or licenses may require us to relinquish rights to our product candidates.

Our operations have consumed substantial amounts of cash since inception. From inception to July 31, 2014, we have raised net cash proceeds of approximately $232.6 million from the sale of common stock, convertible preferred stock, convertible notes and warrants, including net proceeds of $86.7 million received in connection with our initial public offering in February 2014, net proceeds of $64.9 million received in connection with our follow-on offering in July 2014, and proceeds of $3.3 million from the sale and license of certain patent rights and the sale of equipment. We have also borrowed $15.0 million under our credit facility with Oxford, of which we used $5.0 million to repay borrowings under a credit facility with Square 1, and we plan to use the balance for working capital.

We expect to continue to spend substantial amounts to continue clinical development of SD-809, including the conduct of our ongoing clinical trials, planned clinical trials and any future required clinical development, seek regulatory approval for SD-809, launch and commercialize SD-809, if approved, and repay our existing debt.

We expect that the net proceeds from our initial public offering and recently completed follow-on offering and our existing cash, together with interest thereon, will be sufficient to fund our operations through the second quarter of 2016, including through the completion of our ongoing clinical trials and the filing of an NDA and commercial launch of SD-809, if approved, for the treatment of chorea associated with Huntington’s disease. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trials may encounter technical or other issues that could cause our development costs to increase more than we expected. In any event, we expect that we will require additional capital to complete the development of SD-809 for other indications.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, the credit facility also prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of SD-809. We also could be required to: (1) significantly delay, scale back or discontinue the development or commercialization of our other product candidates; (2) relinquish or license on unfavorable terms our rights to our product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail or cease operations altogether.

* Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

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

At June 30, 2014, we had $14.6 million of cash and cash equivalents and $97.1 million of marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since June 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

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

Risks Related to the Ownership of Our Common Stock

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

* Our principal stockholders and management own a significant percentage of our shares and will be able to exert significant control over matters subject to stockholder approval.

As of July 31, 2014, our executive officers, directors and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 70.8% of our outstanding voting shares. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

* Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We, along with our directors, executive management team and the entities affiliated with our directors have agreed that for a period of 90 days after the date of our final prospectus that was filed with the SEC on July 11, 2014, subject to specified exceptions, we or they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock. Subject to certain limitations, approximately 9,342,939 shares of our common stock will become eligible for sale upon expiration of such lock-up period. Shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will also be eligible for sale at that time. Sales of shares by these stockholders upon expiration of the lock-up period could have a material adverse effect on the trading price of our common stock.

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act subject to the 90-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent we raise additional capital by issuing equity or convertible securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to the rights of our existing stockholders.

Pursuant to the 2014 Equity Incentive Plan, or the 2014 Plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of our 2014 Employee Stock Purchase Plan, or ESPP. The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on January 1st each year, from January 1, 2015 through January 1, 2024, by an amount equal to the lesser of 530,000 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

* We have broad discretion in the use of the net proceeds from our recently completed initial public offering and follow-on offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our recently completed initial public offering and follow-on offering. Because of the number and variability of factors that will determine our use of the net proceeds from our recently completed offerings, their ultimate use may vary substantially from their currently intended use. Our management may not apply the net proceeds from the offerings in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from the offerings in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from the offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. We believe that with our initial public offering and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley

Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We incur significant increased costs as a result of operating as a new public company, and our management is required to devote substantial time to compliance initiatives.

We completed an initial public offering on February 10, 2014. As a new public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

* If our disclosure controls and procedures are not effective, our public reporting may be unreliable, which may lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of June 30, 2014 and concluded that as of that date, our disclosure controls and procedures were effective. However, in May 2014, we failed to timely furnish a Form 8-K to the SEC with respect to our results of operations and financial condition for the three-month period ended March 31, 2014. While we believe that we have remediated the cause of the failure to timely furnish this Form 8-K, if we have failed to correct this issue or if our disclosure controls and procedures otherwise prove to be ineffective, our ability to report information required to be disclosed on a timely and accurate basis may be adversely affected. Any such failure in our disclosure controls and procedures could result in misinformation being disseminated to the public. Investors relying upon any such misinformation may make an uninformed investment decision.

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

Unregistered Sales of Equity Securities

In January 2013, we issued a Series D preferred stock warrant in connection with debt which was fully converted into a warrant to purchase common stock upon completion of our initial public offering.  The warrant certificate provides that the warrant holder may elect to exercise the warrant and, in lieu of making the cash payment upon such exercise, receive upon such exercise a net number of common shares determined according to a formula prescribed in the warrant certificate.  In February 2014, the holder elected to net exercise the warrant for 38,669 shares of our common stock, resulting in the issuance of an aggregate of 33,469 shares of our common stock.

In May 2014, two holders of our Series C preferred stock warrants, which were also fully converted into warrants to purchase common stock upon completion of our initial public offering, exercised warrants to purchase an aggregate 112,867 shares of common stock.  The exercises, a portion of which were executed on a net-exercise basis, resulted in a total net issuance of 100,467 shares of common stock.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D in that each issuance of securities was to an accredited investor under Rule 501 of Regulation D and did not involve a public offering.  The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.  There were no underwriters employed in connection with any of the transactions set forth above.

Use of Proceeds

On February 4, 2014, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-193013) that was declared effective by the SEC on February 4, 2014 and that registered an aggregate of 7,000,000 shares of our common stock for sale to the public at a price of $12.00 per share. In addition, at the closing of the initial public offering on February 10, 2014, the underwriters exercised their over-allotment option to purchase 1,050,000 additional shares of our common stock in the initial public offering at the public offering price of $12.00 per share, for an aggregate offering price of $96.6 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $86.7 million. The managing underwriters of the initial public offering were Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp.

On July 10, 2014, we commenced a follow-on offering pursuant to a registration statement on Form S-1 (File No. 333-197029) that was declared effective by the SEC on July 10, 2014 and that registered an aggregate of 3,150,000 shares of our common stock for sale to the public at a price of $19.25 per share.  In addition, at the closing of the follow-on offering on July 16, 2014, the underwriters exercised their over-allotment option to purchase an additional 472,500 additional shares of our common stock at the public offering price of $19.25 per share, for an aggregate offering price of $69.7 million.  The net offering proceeds to us, after deducting underwriting discounts and commission and offering costs, were approximately $64.9 million. The managing underwriters of the follow-on offering were Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp.

As of August 1, 2014, we have not used any of the net proceeds from these offerings, which have been invested in highly-liquid money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering or follow-on offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 5, 2014 and July 11, 2014, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

ITEM 6.	EXHIBITS.

(a)

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).
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

10.29

Amendment to Offer Letter, dated June 13, 2014, by and between the Registrant and Dr. Andreas Sommer (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2014).

10.30	Fourth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated July 25, 2014.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Auspex Pharmaceuticals, Inc.

Date: August 7, 2014	By:	/s/ Pratik Shah
Pratik Shah, Ph.D. President and Chief Executive Officer

Date: August 7, 2014	By:	/s/ John Schmid
John Schmid Chief Financial Officer