Form 10-Q
period 2014-09-30
Auspex Pharmaceuticals, Inc.
filed 2014-11-10
CIK 1454189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36292

Auspex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4862842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 N. Torrey Pines Court, Suite 400, San Diego, CA	92037
(Address of principal executive offices)	(Zip Code)

(858) 558-2400

(Registrant’s telephone number, including area code)

3366 N. Torrey Pines Court, Suite 225, San Diego, CA 92037

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2014 was 27,582,400.

AUSPEX PHARMACEUTICALS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$89,686	$36,650
Marketable securities	69,796	-
Prepaid expenses and other current assets	6,444	242
Total current assets	165,926	36,892

Deferred offering costs	-	1,817
Property and equipment, net	188	26
Other assets	190	137
Total assets	$166,304	$38,872

Liabilities, Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Noncontrolling Interest
Current liabilities:
Accounts payable	$3,298	$1,365
Accrued liabilities	4,557	2,127
Current portion of long-term debt, less discount of $190 and $0, respectively	1,163	-
Total current liabilities	9,018	3,492
Long-term debt, less discount of $260 and $580, respectively	13,387	14,420
Preferred stock warrant liability	-	3,975
Other long-term liabilities	155	77
Total liabilities	22,560	21,964

Commitments and contingencies (Note 10)

Convertible preferred stock, par value $0.0001; 10,000,000 and 68,694,006 shares authorized at September 30, 2014 and December 31, 2013, respectively; none and 64,790,302 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; $0 and $91,726 liquidation preference at September 30, 2014 and December 31, 2013, respectively	-	81,846

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 200,000,000 and 86,500,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 27,482,166 and 1,128,702 issued and 26,768,046 and 173,147 outstanding, excluding 714,120 and 955,555 shares subject to repurchase at September 30, 2014 and December 31, 2013, respectively	3	-
Additional paid-in capital	244,505	542
Accumulated deficit	(105,026)	(65,480)
Accumulated other comprehensive income	(17)	-
Total stockholders’ equity (deficit)	139,465	(64,938)
Noncontrolling interest in variable interest entity	4,279	-
Total liabilities, convertible preferred stock, stockholders’ equity (deficit) and noncontrolling interest	$166,304	$38,872

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$10,802	$2,361	$21,365	$6,524
General and administrative	3,107	476	8,689	1,760
Total operating expenses	13,909	2,837	30,054	8,284

Operating loss	(13,909)	(2,837)	(30,054)	(8,284)
Other (expense) income:
Interest expense	(653)	(21)	(1,805)	(74)
Interest income	294	-	717	-
Other financing expense	-	(74)	-	(258)
Change in fair value of preferred stock warrant liability	-	86	(3,634)	576
Loss on consolidation of variable interest entity	(4,781)	-	(4,781)	-
Other, net	24	-	24	-
Total other (expense) income, net	(5,116)	(9)	(9,479)	244
Net loss	(19,025)	(2,846)	(39,533)	(8,040)

Net income attributed to noncontrolling interest	13	-	13	-
Net loss attributable to Auspex shareholders	$(19,038)	$(2,846)	$(39,546)	$(8,040)

Net loss per share attributable to Auspex shareholders, basic and diluted	$(0.73)	$(21,561)	$(1.92)	$(60,909)
Weighted-average common shares outstanding, basic and diluted	26,031,895	132	20,586,368	132

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(19,025)	$(2,846)	$(39,533)	$(8,040)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities, net	(45)	-	(18)	-
Foreign currency translation adjustment	8	-	8	-
Total other comprehensive loss	(37)	-	(10)	-
Comprehensive loss	(19,062)	(2,846)	(39,543)	(8,040)
Comprehensive gain attributable to noncontrolling interest	20	-	20	-
Comprehensive loss attributable to Auspex	$(19,082)	$(2,846)	$(39,563)	$(8,040)

See accompanying notes to condensed consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(39,533)	$(8,040)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	34	9
Loss on disposal of assets	21	-
Change in fair value of preferred stock warrant liability	3,634	(576)
Amortization of debt discount on notes payable	130	57
Amortization of premium on investment	515	-
Other financing expense	-	258
Stock-based compensation	2,484	97
Noncash interest expense on convertible notes payable	-	17
Loss on consolidation of variable interest entity	4,781	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,193)	(9)
Other assets	1,768	(47)
Accounts payable and accrued expenses	3,928	(113)
Net cash used in operating activities	(28,431)	(8,347)

Investing activities
Purchases of marketable securities	(103,332)	-
Maturities of marketable securities	33,004	-
Purchases of property and equipment	(217)	(14)
Net cash used in investing activities	(70,545)	(14)

Financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	10,455
Proceeds from exercise of warrants and stock options and stock issuances under employee stock purchase plan	387	-
Proceeds from the issuance of common stock, net of fees	151,625	-
Proceeds from term loans	-	5,000
Net cash provided by financing activities	152,012	15,455

Increase in cash and cash equivalents	53,036	7,094
Cash and cash equivalents at beginning of period	36,650	4,279
Cash and cash equivalents at end of period	$89,686	$11,373

Supplemental disclosure of cash flow information
Cash paid for interest expense	$900	$-

See accompanying notes to condensed financial statements.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

From inception through September 30, 2014, the Company has devoted substantially all of its efforts to research, product development, raising capital, and building corporate infrastructure and has not generated any revenues from its planned principal operations. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of September 30, 2014, had an accumulated deficit of $105.0 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of convertible preferred stock warrants, equity awards and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Interim results are not necessarily indicative of results for a full year or future periods, and these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in its Annual Report on Form 10-K filed with the SEC on March 28, 2014.

Basis of Consolidation

The Company’s unaudited consolidated interim financial statements include the financial statements of the Company and a variable interest entity (“VIE”) for which the Company has been determined to be the primary beneficiary (see Note 9 for further discussion). All intercompany accounts between the Company and the VIE have been eliminated in consolidation. The Company will continue to assess its relationship with the VIE on an ongoing basis as circumstances requiring consolidation may change.

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

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation Expense

Stock options issued pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”) and 2010 Equity Incentive Plan (the “2010 Plan”) and option features associated with the rights to purchase shares pursuant to the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”) are valued using the Black-Scholes option pricing model on the date of grant or subscription period. This option pricing model involves a number of estimates, including the expected term of an award or subscription period, the anticipated stock volatility and risk-free interest rates. Stock-based compensation expense is recognized using the straight-line method and is based on the value of the portion of stock awards that are ultimately expected to vest or the number of shares estimated to be issued pursuant to the ESPP.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for stock options and shares subject to purchase under the ESPP for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$519	$20	$1,114	$57
General and administrative	554	-	1,370	40
Total stock-based compensation expense	$1,073	$20	$2,484	$97

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

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following table sets forth the total number of outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2014	2013
Convertible preferred stock	-	11,816,751
Warrants to purchase convertible preferred stock	-	863,613
Warrants to purchase common stock	708,207	-
Common stock options	1,960,460	552,116
Common stock subject to repurchase	714,120	144,444
	3,382,787	13,376,924

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, including this quarterly report, and therefore has no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued. If such conditions or events exist, certain disclosures are required. ASU No. 2014-15 is effective prospectively for fiscal years beginning after beginning December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU No. 2014-15 on its consolidated financial statements and related disclosures.

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

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$81,396	$81,396	$-	$-
Commercial paper(2)	11,250	-	11,250	-
Corporate debt securities	61,796	-	61,796	-
Total	$154,442	$81,396	$73,046	$-

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	Commercial paper purchased within three months of maturity valued at $3,250 is included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

		Fair Value Measurements Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Series C preferred stock warrants	$1,165	-	-	$1,165
Series D preferred stock warrants	2,330	-	-	2,330
Series E preferred stock warrants	480	-	-	480
Total	$3,975	-	-	$3,975

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2014. The Company determines the fair value of corporate bonds with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2014.

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

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the convertible preferred stock warrant liability as of February 10, 2014, the conversion date, and December 31, 2013:

	February 10, 2014	December 31, 2013
Assumptions:
Risk-free interest rate	0.07%-2.64%	0.07%-3.04%
Expected dividend yield	0%	0%
Expected volatility	69.66%-87.51%	66.49%-85.10%
Expected term (in years)	0.29-9.89	0.39-9.99

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at January 1, 2013	$1,556
Issuance of warrants	606
Exercise of tranche rights	(118)
Change in fair value(1)	1,931
Balance at December 31, 2013	3,975
Change in fair value(1)	3,634
Reclassification of warrants(2)	(7,609)
Balance at September 30, 2014	$-

(1)	The changes in the fair value of the convertible preferred stock warrants were recorded as increase or reduction to other income (expenses) in the statement of operations.
(2)

In connection with the completion of the Company’s IPO in February 2014, the Company reclassified the warranty liability to stockholders’ equity as the warrants met the definition of an equity instrument under derivative accounting guidance.

4. Investments in Marketable Securities

Investments classified as available-for-sale at September 30, 2014 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Corporate debt securities	2 years or less(1)	$61,821	$2	$(27)	$61,796
Commercial paper(2)	1 year or less	11,240	10	-	11,250
Total available-for-sale securities		$73,061	$12	$(27)	$73,046

(1)	At September 30, 2014, $9,212 of these securities were scheduled to mature outside of one year.

(2) At September 30, 2014, $3,250 of these securities were classified as cash and cash equivalents on the Company’s condensed consolidated balance sheet as they were purchased within three months of maturity.

During the three and nine months ended September 30, 2014, the Company realized an immaterial gain on the sale of an available-for-sale security that had been downgraded and fell outside of the Company’s investment policy. No further gains or losses were realized on sales or maturities of available-for-sale securities for the three and nine months ended September 30, 2014. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2014, there were 17 securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5. Other Balance Sheet Items

Prepaid and other current assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid clinical trial costs	$5,474	$-
Prepaid insurance	314	72
Interest receivable	188	-
Prepaid other	468	170
Total	$6,444	$242

Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment and software	$133	$45
Leasehold improvements	46	5
Furniture and fixtures	43	16
Office equipment	23	12
Machinery and equipment	4	4
	249	82
Less accumulated depreciation and amortization	(61)	(56)
Total	$188	$26

Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Clinical trial accruals	$1,640	$565
Accrued personnel costs	1,559	475
Manufacturing cost accrual	497	772
Other accrued expenses	861	315
Total	$4,557	$2,127

6. Long-Term Debt

On December 27, 2013, the Company entered into a term loan facility with Oxford Finance LLC and its assignees. The loan facility provides funding for an aggregate principal amount of $15.0 million which was funded at closing. The term loan is collateralized by the Company’s assets excluding intellectual property and bears interest at a fixed rate of 8.99% per annum with interest only payments for 12 months beginning on February 1, 2014 and equal monthly principal and interest payments over 36 months thereafter. In accordance with the terms of the loan facility, upon the completion of the Company’s IPO in February 2014, the interest only period was extended by an additional 6 months to 18 months with equal monthly principal and interest payments over 30 months thereafter (reduced from 36 months). The loan will mature on January 1, 2018. Upon repayment of the term loan, the Company is required to make a final payment to the lenders equal to 3% of the original principal balance of the loan. In connection with the loan facility, the Company issued warrants to the lender, as discussed further in Note 7 below and incurred debt issuance costs of $0.1 million. The fair value of the warrants, recorded as a discount to the debt and the debt issuance costs recorded as a deferred asset, are being amortized to interest expense over the expected life of the loan agreement. During the three and nine months ended September 30, 2014, the Company recorded interest expense of $0.4 million and $1.2 million, respectively, of which $0.1 million and $0.2 million related to the amortization of debt discount and deferred asset related to this term loan.

The Company is permitted to make voluntary prepayments of the term loan with a prepayment fee equal to (i) 3% of the term loan prepaid during the first 12 months, (ii) 2% of the term loan prepaid in months 13-24 and (iii) 1% of the term loan prepaid thereafter. The

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is required to make mandatory prepayments of the outstanding term loan upon the acceleration by the lenders of such term loan following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of the prepayment. The Company is also subject to certain non-financial covenants. As of September 30, 2014, the Company has not experienced any events of default and was in compliance with all covenants under the loan facility.

Future minimum payments under the term loan are as follows (in thousands):

Year Ending December 31,
2014 (Three months remaining)	$337
2015	3,588
2016	6,722
2017	6,722
2018	1,011
Total future minimum payments	18,380
Less amounts representing interest and fees	(2,930)
Less end of term payment	(450)
Gross balance of long-term debt	15,000
Less unamortized discount	(450)
Total present value of long-term debt	14,550
Less current portion	(1,163)
Long-term portion	$13,387

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

The following table summarizes the shares subject to outstanding warrants and the corresponding exercise price as of September 30, 2014 and December 31, 2013:

	Number of Shares Outstanding
	September 30, 2014	December 31, 2013	Exercise Price	Expiration Date
May 2009 Series C Warrants	-	507,910	$0.862	May 22, 2014
October 2009 Series C Warrants	-	464,035	$0.862	October 9, 2014
January 2010 Series C Warrants	-	457,285	$0.862	January 8, 2015
December 2011 Series D Warrants	-	654,292	$0.862	December 15, 2016
April 2012 Series D Warrants	-	654,291	$0.862	April 20, 2007
July 2012 Series D Warrants	-	348,027	$0.862	July 18, 2017
August 2012 Series D Warrants	-	348,027	$0.862	August 28, 2017
January 2013 Series D Warrants	-	174,014	$0.862	January 9, 2023
December 2013 Series E Warrants	-	261,020	$1.724	December 27, 2023
Common Stock Warrants	708,207	-	$3.879 - $7.758
Total	708,207	3,868,901

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

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the funding of the December 2013 term loan, the Company issued warrants to the lender to purchase an aggregate of 261,020 shares of Series E Preferred Stock at a purchase price of $1.724 per share. The warrants were exercisable on December 27, 2013 and will expire on December 27, 2023. The warrants were valued at $0.5 million at issuance and were recorded as a loan discount, utilizing the Black-Scholes option-pricing model and are being amortized to interest expense over the expected term of the loan agreement. Upon completion of the Company’s IPO in February 2014, the warrants converted into warrants to purchase an aggregate of 58,001 shares of the Company’s common stock at an exercise price of $7.76 per share.

8. Stockholders’ Equity

Authorized Shares

In connection with the completion of the Company’s IPO in February 2014, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.0001 per share, and 200,000,000 shares of common stock, par value $0.0001 per share.

Public Offerings and Related Transactions

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

In July 2014, the Company completed a follow-on offering whereby it issued an aggregate 3,622,500 shares of common stock at $19.25 per share. Proceeds from the follow-on offering, net of underwriting discounts, commissions and offering expenses, were $65.0 million.

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

2014 Employee Stock Purchase Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the ESPP. The ESPP became effective and the first purchase period began upon the execution and delivery of the underwriting agreement for the IPO on February 4, 2014. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than 27 months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock under the ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year, from January 1, 2015 through January 1, 2024, by an amount equal to the lessor of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (b) 530,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).

The Company completed its first purchase period pursuant to the ESPP in May 2014, whereby 7,895 shares of common stock were issued pursuant to the ESPP. No further issuances have occurred as of September 30, 2014.

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

During the three and nine months ended September 30, 2014, the Company issued 140,186 and 141,297 shares, respectively, of common stock pursuant to stock option exercises.

9. Variable Interest Entity

On July 1, 2014, the Company entered into a License and Joint Development Agreement (the “Agreement”) with an early development stage company (the “Development Partner”) for certain intellectual property rights related to deuterated oral small molecule compounds for the treatment of certain neurological disorders that are distinct from and not related to our late stage SD-809 program. These compounds are in the early stage of development and the Company plans to advance the program in collaboration with its partner through an agreed upon development plan. Pursuant to the Agreement, the parties are to share equally all development costs to obtain regulatory approval in the United States and Europe and each party has equal representation on both a joint steering and joint development committee. If the Development Partner fails to timely fund its share of the development plan costs, the Company has the option to provide additional funding and in return the Company will be entitled to additional potential future commercialization rights, revenues and royalty payments.

At the time the Agreement was entered, the Company determined it held a variable interest in the Development Partner’s intellectual property assets and the related potential future product candidates these assets may produce. In the absence of other significant development programs at the Development Partner, the Development Partner was considered a VIE. Although the Company does not have an equity investment in the VIE, it was determined to be the primary beneficiary for the VIE as the party controlling its principal activities. Therefore the VIE is subject to consolidation and the Company has consolidated the financial statements of the Company and the VIE since inception of the agreement on July 1, 2014.

At the inception of the Agreement, the VIE was determined not to be a business and the identifiable assets, assumed liabilities and non-controlling interest of the VIE were recorded at their preliminary estimated fair value upon the initial consolidation of the VIE, including the intellectual property assets. However, the intellectual property assets represented in-process research and development and did not qualify for capitalization as they had no alternative future use. As a result, the Company recorded a loss upon consolidation of $4,781,000. The amount recorded as non-controlling interest and loss on consolidation is subject to change upon the finalization of the valuation of the intellectual property.

10. Commitments and Contingencies

Lease

In June 2011, the Company entered into a noncancelable operating lease for corporate office space, as amended (the “Lease”). In June 2012, the Company amended the Lease for additional square footage (the “First Amendment”), which term was extended through a second amendment (the “Second Amendment”) in November 2012. In February 2014, the Company entered into a third amendment to its Lease (the “Third Amendment”) and a lease assignment (the “Lease Assignment”) to provide for additional space.

In July 2014, the Company entered into the Fourth Amendment to the Lease (the “Fourth Amendment”), pursuant to which the Company began leasing new office space in September 2014 that is serving as its corporate headquarters. All office space previously

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occupied pursuant to the Lease, was replaced by the new office space pursuant to the Fourth Amendment. The Fourth Amendment further provides for additional office space to become available no earlier than January 1, 2015, subject to certain exceptions. The Lease will expire in March 2020, and the Company has an option to extend the term for either five additional years or one additional year. Further, the Company has a one-time right to terminate and cancel the Lease, subject to conditions and termination dates.

The Company is subject to charges for common area maintenance and other costs pursuant to the Lease, and the Lease provides for abatement of rent during certain periods and escalating rent payments throughout the term of the Lease. Rent expense is being recorded on straight line basis over the life of the Lease and the difference between the rent expense and rent paid is being recorded as deferred rent.

Future minimum payments pursuant to the Fourth Amendment, including the additional office space to become available no earlier than January 1, 2015, are as follows (in thousands):

Year Ending December 31:
2014 (Three months remaining)	$101
2015	674
2016	855
2017	881
2018	907
2019	934
2020	239
Total minimum lease payments	$4,591

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

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, collaboration agreements, clinical trial plans and timelines, whether we will receive orphan drug designations, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates”, “believes”, “estimates”, “expects”, “intends”, “may”, “plans”, “projects”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel medicines for the treatment of orphan diseases. Our pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome, as well as other orphan indications.

Since our inception in 2001, we have devoted substantially all of our resources to the development of small molecule drugs based on the application of deuterium chemistry, including proprietary versions of currently marketed drugs, the clinical and preclinical advancement of our product candidates, the creation and protection of related intellectual property and fundraising and organizational activities. Most of our development efforts are internal, however we may also enter into strategic partnerships to further the development of complementary assets. For example, in July 2014, we entered into a License and Joint Development Agreement with an early development stage company related to deuterated oral small molecule compounds for the treatment of certain neurological disorders that are distinct from and not related to our late stage SD-809 program.

We do not have any approved products and have not generated any revenues from product sales. Historically, we have funded our operations primarily through the private placements of convertible preferred stock, convertible notes, bank debt and warrants and the sale and licensing of certain patent rights. Prior to our initial public offering, we raised net cash proceeds of approximately $81.0 million from the sale of convertible preferred stock, convertible notes and warrants, $3.3 million from the sale and license of certain patent rights and the sale of equipment. In February 2014, we completed our initial public offering, raising net proceeds of $86.7 million, and in July 2014, we completed a follow-on offering whereby we raised an additional $65.0 million, net of underwriting discounts, commissions and offering expenses.

We have never been profitable and have incurred net losses in each year since our inception. Our net losses for 2012, 2013 and the nine months ended September 30, 2014 were $15.1 million, $15.6 million and $39.5 million, respectively. As of September 30, 2014, we had an accumulated deficit of $105.0 million. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, SD-809 and our other product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We will need to raise capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to additional product candidates. As of September 30, 2014, we had cash and marketable securities balance of $159.5 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. We believe that the net proceeds from our recently completed initial public offering and follow-on offering and our existing cash will be sufficient to fund our operations until at least mid-2016.

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

Research and Development Expenses

Since our inception, we have focused on the research and development of our lead program and other product candidates. Further, in July 2014, we entered into a strategic collaboration agreement to further develop deuterated oral small molecule compounds beyond our current portfolio. The financial results of this partnership are being consolidated into our results as we are considered the primary beneficiary of the joint venture.

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

We expense research and development expenses as they are incurred. As of September 30, 2014, we had incurred an aggregate of approximately $43.0 million in research and development expenses related to the development of SD-809, our lead program which we are investigating for the treatment of certain conditions of Huntington’s disease, or HD, tardive dyskinesia, or TD, and Tourette syndrome, or TS. A significant amount of these expenses are related to our Phase 3 clinical trials, including the First-HD trial, a placebo controlled trial of SD-809 in 90 patients with chorea associated with HD, and the ARC-HD Switch trial where patients with chorea associated with HD adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy for eight weeks, with an analysis at four and eight weeks. We completed enrollment in the First-HD trial in August 2014 and have achieved target enrollment in the ARC-HD trial. We expect to announce top-line data from both of these studies in December 2014. These studies are being conducted at sites in the United States, Canada and Australia.

Our ongoing clinical trials with SD-809 include our ARC-HD Rollover trial, a long-term safety study in which patients from First-HD and ARC-HD Switch are eligible to participate for at least one year. Additionally, we have initiated two pivotal clinical trials of SD-809 for the potential treatment of TD that are being conducted at sites in the United States and Europe. The first pivotal study, referred to as ARM-TD, is a Phase 2/3 placebo-controlled trial of SD-809 in approximately 92 patients with TD, and we expect to announce top-line data from this study in mid-2015. The second pivotal study, referred to as AIM-TD, is a Phase 3 placebo-controlled trial of SD-809 in approximately 200 patients with TD, and we expect to announce top-line data from this study in 2016. In addition to the HD and TD programs, we initiated an open-label preliminary efficacy and safety Phase 1b clinical trial for the treatment of tics associated with TS. We plan to expand the ongoing TS study and enroll approximately 20 subjects to study the pharmacokinetics in adolescents, in addition to evaluating preliminary efficacy and safety. These additional data are expected to further support the dosing assumptions and design elements of a randomized, controlled trial in this patient population and accelerate the development of SD-809 in this indication. We plan to announce topline data from this study by mid-2015.

Research and development expenses by major programs or categories were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SD-809 Clinical Program	$6,250	$1,134	$11,234	$2,577
Manufacturing	1,057	462	2,279	1,544
Phase 1 Studies	192	40	435	262
Preclinical Studies	529	88	568	102
Other research and development expenses	2,774	637	6,849	2,039
Total research and development expenses	$10,802	$2,361	$21,365	$6,524

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense related to our long-term debt, interest expense related to non-cash amortization of debt issuance costs and interest income from our marketable securities. Additionally, as a result of the initial consolidation of a VIE’s assets and liabilities, we recorded a loss on the consolidation at the inception of the agreement in July 2014.

Prior to our initial public offering, or IPO, we accounted for the estimated value of our convertible preferred stock warrants at issuance and amortized such amounts over the borrowing term. These convertible preferred stock warrants were accounted for as liabilities and hence were remeasured at each reporting period with the changes in fair value recognized as increases or reductions to other income (expense). Moreover, our Series D convertible preferred stock financing provided stockholders with the right to obligate us to sell additional shares in a second closing contingent upon certain events. This tranche right was recorded on the date of issuance at its estimated fair value and is remeasured at each reporting period with increases or reductions recorded in other financing expenses. At the consummation of the IPO in February 2014, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase common stock and were classified as equity instruments. As such, subsequent to the IPO, these instruments are no longer remeasured at each reporting date.

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

In July 2014, we entered into a strategic collaboration agreement to further develop deuterated oral small molecule compounds beyond our current portfolio. At the time the agreement was entered, we determined that we held a variable interest in the development partner’s intellectual property assets and the related potential future product candidates these assets may produce. In absence of other significant development programs at the development partner, the development partner was considered a VIE. Although we did not have an equity investment in the VIE, it was determined to be the primary beneficiary for the VIE as the party controlling its principal activities. Therefore the VIE is subject to consolidation and we have consolidated the financial statements of the Company and the VIE since the inception of the agreement on July 1, 2014. All intercompany accounts between the two entities have been eliminated in consolidation.

There have been no further material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Period- to- Period
	2014	2013	Change
Research and development	$10,802	$2,361	$8,441
General and administrative	$3,107	$476	$2,631
Other income (expense), net	$(5,116)	$(9)	$(5,107)

Research and Development Expenses.  Research and development expenses increased $8.4 million for the three months ended September 30, 2014, to $10.8 million, compared to $2.4 million for same period in 2013. This increase in our research and development expenses was primarily due to a $5.1 million increase in expenses for our SD-809 clinical programs as the number of programs has increased and the activities within these programs has advanced. Additionally, our non-program specific research and development expenses increased $2.1 million during the three months ended September 30, 2014 as compared to the same period in 2013, including $0.5 million of additional non-cash stock-based compensation expense. This non-program specific increase is primarily due to an increase in personnel-related costs as we have expanded our operations and increased the number of research and development employees. Other increases in our research and development expenses during the current period in 2014 as compared to the same period in 2013, include additional costs for preclinical studies as we explore other compounds and additional manufacturing-related costs to support our programs.

General and Administrative Expense.  General and administrative expenses increased $2.6 million for the three months ended September 30, 2014, to $3.1 million, compared to $0.5 million for the same period in 2013. This increase in general and administrative expenses was primarily due to an increase in personnel-related costs, including $0.6 million of stock-based compensation expense, as we have expanded our operations and increased the number of general and administrative employees. We also incurred additional costs operating as a publicly traded company during the three months ended September 30, 2014 as compared to the same period in 2013 as a result of our initial public offering in February 2014, including higher legal, audit and insurance expenses.

Significant changes in components of other income (expense) were as follows:

Interest Expense.  Interest expense was $0.7 million for the three months ended September 30, 2014, as compared to $21,000 for the same period in 2013. The increase in net interest expense for the three months ended September 30, 2014 was primarily due to our $15.0 million loan facility drawn in December 2013, for which we are making interest only payments through July 2015, and includes non-cash amortization of the debt discount related to the loan. The interest expense incurred in 2013 was primarily related to the amortization of the debt discount related to our loan facility entered into in January 2013, which was fully repaid in December 2013.

Interest Income.  We have invested the proceeds of our 2014 public offerings in marketable securities in accordance with our investment policy and during the nine months ended September 30, 2014 we recorded $0.3 million of interest income on these investments. No similar interest income was received during 2013.

Loss on Consolidation of Variable Interest Entity.  The strategic collaboration agreement entered into in July 2014 is considered a VIE which requires us to consolidate the financial results of the VIE into our financial statements. As a result of the initial consolidation of the assets and liabilities, we recorded a loss upon consolidation of $4.8 million for the three months ended September 30, 2014. No similar loss was incurred during the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table sets forth our results of operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		Period- to- Period
	2014	2013	Change
Research and development	$21,365	$6,524	$14,841
General and administrative	$8,689	$1,760	$6,929
Other income (expense), net	$(9,479)	$244	$(9,723)

 Research and Development Expenses.  Research and development expenses increased $14.9 million for the nine months ended September 30, 2014 to $21.4 million, compared to $6.5 million for same period in 2013. This increase in research and development expense during the 2014 period was primarily due to an $8.7 million increase in expenses for our SD-809 clinical programs as the number of programs has increased and the activities within these programs has advanced. Additionally, our non-program specific research and development expenses increased $4.8 million during the nine months ended September 30, 2014, as compared to the same period in 2013, including $1.1 million of additional non-cash stock-based compensation expense. This non-program specific increase is primarily due to an increase in personnel-related costs as we have expanded our operations and increased the number of research and development employees in 2014 as compared to 2013. Other increases in our research and development expenses during the current period in 2014 as compared to the same period in 2013, include additional costs for preclinical studies as we explore other compounds and additional manufacturing-related costs to support our programs.

General and Administrative Expense.  General and administrative expenses increased $6.9 million for the nine months ended September 30, 2014 to $8.7 million, compared to $1.8 million for the same period in 2013. The increase in general and administrative expenses during the 2014 period was primarily due to an increase in personnel-related costs, including $1.4 million of stock-based compensation expense, as we have expanded our operations and increased the number of general and administrative employees in 2014 as compared to 2013. We also incurred additional costs operating as a publicly traded company during 2014, as a result of our initial public offering in February, including higher legal, audit and insurance expenses.

Significant changes in components of other income (expense), net were as follows:

Interest Expense.  Interest expense was $1.8 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. The interest expense incurred for the nine months ended September 30, 2014 was related to our $15.0 million loan facility drawn in December 2013 and includes non-cash amortization of the debt discount related to the loan. The interest expense incurred in 2013 was primarily related to the amortization of debt discount related to our January 2013 loan facility, which was fully repaid in December 2013.

Interest Income.  We have invested the proceeds of our 2014 public offerings in marketable securities in accordance with our investment policy and during the nine months ended September 30, 2014 we recorded $0.7 million of interest income on these investments. No similar interest income was received during 2013.

Other Financing Expense.  Other financing expense was $0.3 million for the nine months ended September 30, 2013, which consisted of the remeasurement of our preferred stock tranche rights in connection with the first closing of our Series D convertible preferred stock financing in October 2012. No such expense was incurred for the nine months ended September 30, 2014.

Change in Fair Value of Convertible Preferred Stock Warrant Liability.  During the nine months ended September 30, 2014 and 2013, we recognized the change in the fair value of our convertible preferred stock warrant liability, resulting in a loss of $3.6 million and a gain of $0.6 million, respectively. These instruments were converted to common stock warrants in conjunction with our initial public offering in February 2014 and were reclassified to equity on our balance sheet as they met the criteria for an equity instrument.

Loss on Consolidation of Variable Interest Entity.  The strategic collaboration agreement entered into in July 2014 is considered a VIE which requires us to consolidate the financial results of the VIE into our financial statements. As a result of the initial consolidation of the assets and liabilities, we recorded a loss upon consolidation of $4.8 million for the nine months ended September 30, 2014. No similar loss was incurred during the nine months ended September 30, 2013.

Liquidity and Capital Resources

We have incurred losses since inception and continue to operate with negative cash flows from operating activities. As of September 30, 2014, we had an accumulated deficit of $105.0 million. We anticipate that we will continue to incur net losses and negative cash flow for the foreseeable future as we continue the development and potential commercialization of SD-809, and our other product candidates, further participate in our joint venture and incur additional costs associated with being a public company.

Prior to our initial public offering, we funded our operations primarily through the sale of convertible preferred stock, convertible notes and warrants and the sale and license of certain patent rights, including net cash proceeds of $81.0 million from the sale of convertible preferred stock, convertible notes, warrants, and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In February 2014, we completed our initial public offering for proceeds, net of offering costs, of $86.7 million, and in July 2014, we raised an additional $65.0 million, net of offering costs, in a follow-on offering. As of September 30, 2014, we had an aggregate cash, cash equivalents and marketable securities balance of $159.5 million. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(28,431)	$(8,347)
Net cash used in investing activities	$(70,545)	$(14)
Net cash provided by financing activities	$152,012	$15,455
Net increase in cash and cash equivalents	$53,036	$7,094

Our cash and cash equivalent balance at September 30, 2014 was $89.7 million, an increase of $53.0 million from December 31, 2013. The increase during the nine months ended September 30, 2014 is primarily due to the net proceeds we received from the sale of our common stock in our public offerings during the period, partially offset by purchases of marketable securities with these funds. For example, our financing activities during the nine months ended September 30, 2014 have provided us with $152.0 million, compared to $15.5 million for the same period in 2013, of which we used $70.5 million and $14.0 million, respectively, in investing activities during those periods. Additionally, we have used $28.4 million of cash for operating activities during the nine months ended September 30, 2014, an increase of $20.1 million from the $8.3 million used for the same period in 2013. This increase in our use of funds for operations is primarily due to the significant increase in our research and development activities as we further the development of SD-809, combined with increases in supporting activities and related working capital accounts.

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

•	the timing and costs associated with manufacturing our product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;
•	the number and characteristics of product candidates that we pursue;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to expand our research and development activities, including our need and ability to hire additional employees;
•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;
•	the effect of competing technological and market developments;
•	the cost of establishing sales, marketing and distribution capabilities for SD-809 and any other products candidates for which we may receive regulatory approval; and
•	the amount of funding we provide to our joint venture for the development of other deuterated oral small molecule compounds.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

In July 2014, we amended our office lease and began leasing new office space in September 2014. All office space that we previously occupied was replaced by the new space. Further discussion of the agreement and the related future minimum payments are included in Note 10 to the Notes to Condensed Consolidated Financial Statements in Item 1 above.

There were no other material changes, outside of the ordinary course of business, in our contractual obligations during the three months ended September 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 2 to the Notes to Condensed Consolidated Financial Statements in Item 1 above for further discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our cash equivalent and short-term investment holdings as of September 30, 2014 consisted of money market funds, corporate debt securities and commercial paper. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. Some of the financial instruments that we invest in could be subject to market risk related to fluctuations in interest rates and market prices and our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, based on our current investment portfolio, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in interest rates. Relatedly, our long-term debt bears interest at a fixed rate and therefore does not contain exposure to changes in interest rates.

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

Before we can market and sell SD-809 in the United States or foreign jurisdictions, we may need to commence and complete additional clinical trials, and will need to manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the Food and Drug Administration, or FDA, in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for SD-809. We have not submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, SD-809 may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of SD-809. If SD-809 is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

* The planned, ongoing and recently completed clinical trials of SD-809 may not be appropriately designed to support submission of an NDA to the FDA or demonstrate safety or efficacy at the level required by the FDA for product approval.

In August 2014 we completed enrollment in our First-HD trial, a placebo-controlled trial of SD-809 in 90 patients with chorea associated with Huntington’s disease and have achieved target enrollment in our ARC-HD Switch trial where patients with chorea associated with Huntington’s disease adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy for eight weeks, with an analysis at four and eight weeks. Patients from First-HD and ARC-HD Switch will be eligible to roll into our ARC-HD Rollover trial, which is a long-term safety study. These studies are being conducted at sites in the United States, Canada and Australia.

We have also initiated two pivotal clinical trials for the treatment of tardive dyskinesia that are being conducted at sites in the United States and Europe. The first pivotal study, referred to as ARM-TD, is a Phase 2/3 placebo-controlled trial of SD-809 in approximately 92 patients with tardive dyskinesia and we expect to announce top-line data from this study in mid-2015. The second pivotal study, referred to as AIM-TD, is a Phase 3 placebo-controlled trial of SD-809 in approximately 200 patients with tardive dyskinesia and we expect to announce top-line data from this study in 2016. In addition to the Huntington’s disease and tardive dyskinesia programs, we initiated an open-label preliminary efficacy and safety Phase 1b clinical trial for the treatment of tics associated with Tourette syndrome, or TS. We plan to expand the ongoing TS study and enroll approximately 20 subjects to study the pharmacokinetics in adolescents, in addition to evaluating preliminary efficacy and safety. These additional data are expected to further support the dosing assumptions and design elements of a randomized, controlled trial in this patient population and accelerate the development of SD-809 in this indication. We plan to announce topline data from this study by mid-2015.

We expect to announce top-line data from our First-HD and ARC-HD Switch studies in December 2014. Even if we achieve positive results on the endpoints for these clinical trials, or our other ongoing or any future clinical trials, the FDA may disagree that the clinical trials are adequate to show safety or efficacy in the indication being sought or with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. While we do not have any current plans to do so, it is possible that we may make modifications to the clinical trial protocols or designs of one or more of our ongoing clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of SD-809. Any failure to obtain approval for SD-809 on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations.

* If the FDA does not conclude that SD-809 satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for approval of SD-809 under Section 505(b)(2) are not as we expect, the development and approval of SD-809 will likely take significantly longer, cost significantly more and entail significantly greater complexity and risks than anticipated, and in any case may not be successful.

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

By pursuing the Section 505(b)(2) regulatory pathway for SD-809, our reliance on the prior findings of safety for Xenazine may require any approved labeling for SD-809 to include certain safety information that is included in the labeling of Xenazine. For example, although we believe that data observed in a Phase 1 clinical trial of SD-809 show that SD-809 has a better cardiac safety profile than does Xenazine as measured by QT intervals, our reliance on the safety findings used in the approval of Xenazine may preclude us from including any statements about this potential advantage in any approved labeling for SD-809. We are currently undertaking a thorough QT study of SD-809 in healthy subjects to further evaluate the potential effect of SD-809 on cardiac repolarization, specifically the QT-interval. Topline results from this thorough QT study are expected in the first quarter of 2015.

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

* We may not obtain orphan drug exclusivity for SD-809 or any of our other product candidates.

Our business strategy focuses on the development and commercialization of novel medicines for the treatment of orphan diseases. In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. The applicant will not be required to pay the NDA fee if the orphan designation has been granted, but will be required to pay the NDA fee if the designation is still pending at the time the NDA is submitted, although the FDA could still grant a waiver of the application fee for the first drug application as a small business (section 736(d) of the FDCA) if the criteria for a small business are met. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. The FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In November 2014 we received orphan drug designation of SD-809 for the treatment of Huntington’s disease from the FDA.

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

We anticipate that, if approved, SD-809 will compete primarily against Xenazine and, potentially in the future, generic tetrabenazine for the treatment of chorea associated with Huntington’s disease. In addition, there are several product candidates in clinical development for the treatment of Huntington’s disease. These include Huntexil (prodipidine) and laquinimod, which are both being developed by Teva Pharmaceutical Industries; PBT2, which is being developed by Prana Biotechnology Ltd.; SEN0014196 (selisistat), which is being developed by Siena Biotech S.p.A.; Procysbi (cysteamine), which is approved for the treatment of nephropathic cystinosis and is being developed for Huntington’s disease by Raptor Pharmaceuticals, Inc.; OMS824, which is being developed by Omeros Corporation; PF-2545920, which is being developed by Pfizer Inc. and BN82451 which is being developed by Ipsen.

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

As of September 30, 2014, we had 33 full-time employees. In addition, we have engaged part-time employees and individual consultants to assist us with a number of activities, including finance, clinical, regulatory and quality. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, commercialize SD-809, if approved, and transition to operating as a public company. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support this expected growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing SD-809 and our other product candidates. SD-809 will require substantial additional development time and resources before we will be able to receive regulatory approvals, implement commercialization strategies and begin generating revenue from product sales, as will our other product candidates, and there can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not anticipate generating any revenue from sales of SD-809 or any of our other product candidates in the near term, if ever. We have incurred losses each year since our inception, including net losses of $15.6 million and $15.1 million for the years ended December 31, 2013 and 2012, respectively. Moreover, for the nine months ended September 30, 2014, our net loss is $39.5 million and as of September 30, 2014, we had an accumulated deficit of $105.0 million.

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

Our operations have consumed substantial amounts of cash since inception. From inception to September 30, 2014, we have raised net cash proceeds of approximately $232.8 million from the sale of common stock, convertible preferred stock, convertible notes and warrants, the exercise of stock options and warrants and ESPP purchases. For example, we raised net proceeds of $86.7 million in connection with our initial public offering in February 2014 and net proceeds of $65.0 million in connection with our follow-on offering in July 2014. Additionally, we have raised proceeds of $3.3 million from the sale and license of certain patent rights and the sale of equipment. We have also borrowed $15.0 million under our credit facility with Oxford, of which we used $5.0 million to repay borrowings under a credit facility with Square 1, and we plan to use the balance for working capital.

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

At September 30, 2014, we had $89.7 million of cash and cash equivalents and $69.8 million of marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents or marketable securities since September 30, 2014, no assurance can be given that further deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Further dislocations in the credit market may adversely impact the value and/or liquidity of cash equivalents owned by us.

Risks Related to our Intellectual Property

* If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our market.

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

Composition of matter patents on the chemical API are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Our SD-809 patent portfolio currently includes one issued composition of matter patent in the United States (US 8,524,733), one in Europe (EP 2326643B) and one in Japan (JP 5616345), and several pending patent applications in the United States and other countries that, if issued, will cover compositions of matter, methods of treatment, and formulations. The issued U.S. patent is expected to expire in March 2031 and the European and Japanese patents are expected to expire in September 2029. We cannot be certain that the claims in our patent applications covering composition of matter will be considered patentable by the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

As of September 30, 2014, our executive officers, directors and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 68.3% of our outstanding voting shares. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

A substantial number of the shares sold through our public offerings are held by our directors, executive management team and the entities affiliated with our directors. At the time of the offerings, these parties agreed to lock-up periods which have since expired. As such, the shares held by these parties are eligible to be sold and shares issued or issuable upon exercise of options and warrants vested to these parties are also eligible to be sold. Moreover, persons who were stockholders prior to the sale of shares in our initial public offering and subject to the same lock-up are also now entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2014 and concluded that as of that date, our disclosure controls and procedures were effective. However, in May 2014, we failed to timely furnish a Form 8-K to the SEC with respect to our results of operations and financial condition for the three-month period ended March 31, 2014. While we believe that we have remediated the cause of the failure to timely furnish this Form 8-K, if we have failed to correct this issue or if our disclosure controls and procedures otherwise prove to be ineffective, our ability to report information required to be disclosed on a timely and accurate basis may be adversely affected. Any such failure in our disclosure controls and procedures could result in misinformation being disseminated to the public. Investors relying upon any such misinformation may make an uninformed investment decision.

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

In May and October 2014, two holders of our Series C preferred stock warrants, which were also fully converted into warrants to purchase common stock upon completion of our initial public offering, exercised warrants to purchase an aggregate of 215,984 shares of common stock. The exercises, a portion of which were executed on a net-exercise basis, resulted in a total net issuance of 186,704 shares of common stock.

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

Use of Proceeds

On February 4, 2014, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-193013) that was declared effective by the SEC on February 4, 2014 and that registered an aggregate of 7,000,000 shares of our common stock for sale to the public at a price of $12.00 per share. In addition, at the closing of the initial public offering on February 10, 2014, the underwriters exercised their over-allotment option to purchase 1,050,000 additional shares of our common stock in the initial public offering at the public offering price of $12.00 per share, for an aggregate offering price of $96.6 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $86.7 million. The managing underwriters of the initial public offering were Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp.

On July 10, 2014, we commenced a follow-on offering pursuant to a registration statement on Form S-1 (File No. 333-197029) that was declared effective by the SEC on July 10, 2014 and that registered an aggregate of 3,150,000 shares of our common stock for sale to the public at a price of $19.25 per share. In addition, at the closing of the follow-on offering on July 16, 2014, the underwriters exercised their over-allotment option to purchase an additional 472,500 additional shares of our common stock at the public offering price of $19.25 per share, for an aggregate offering price of $69.7 million. The net offering proceeds to us, after deducting underwriting discounts and commission and offering costs, were $65.0 million. The managing underwriters of the follow-on offering were Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp.

As of September 30, 2014, we have not used any of the net proceeds from our initial public offering, which have been invested in marketable securities in accordance with our investment policy. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 5, 2014.

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

10.30

Fourth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated July 25, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Auspex Pharmaceuticals, Inc.

Date: November 10, 2014	By:	/s/ Pratik Shah
Pratik Shah, Ph.D. President and Chief Executive Officer

Date: November 10, 2014	By:	/s/ John Schmid
John Schmid Chief Financial Officer