Form 10-K
period 2014-12-31
Auspex Pharmaceuticals, Inc.
filed 2015-03-16
CIK 1454189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

                                               (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing sale price of the common stock on June 30, 2014, the last business day of the Registrant’s second quarter fiscal quarter, reported on the NASDAQ Global Market, was approximately $170,000,000. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The Registrant does not have any non-voting common equity securities.

As of February 27, 2015, there were 31,815,187 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2015 Annual Meeting of Stockholders. Such Definitive Proxy Statement will be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2014.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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

•	the future results in ongoing or later clinical trials, including SD-809, and our ability to obtain orphan drug designation for SD-809 or any of our other product candidates;
•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates, including SD-809;
•	our plans to research, develop and commercialize our product candidates, including SD-809;
•	our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•	the size of the markets for our product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our product candidates, including SD-809;
•	the rate and degree of market acceptance of our product candidates, including SD-809;
•	our ability to develop and maintain sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or become available;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our use of the proceeds from our recently completed initial public offering and follow-on offerings;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
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

You should carefully read this report and the documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements. Moreover, you should read the following together with the more detailed information regarding our company, our common stock, and our financial statements and notes to those statements appearing elsewhere in this report or incorporated by reference. The Securities and Exchange Commission, or SEC, allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this report.

AUSPEX PHARMACEUTICALS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

ITEM 1.	Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel medicines for people with movement disorders and other rare diseases, including orphan diseases, which are rare diseases that affect fewer than 200,000 people in the United States. Our pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea (abnormal involuntary movements) associated with Huntington’s disease, an orphan disease, tardive dyskinesia and Tourette syndrome in the pediatric population which has been deemed an orphan disease, as well as other orphan indications.

In the United States, a majority of the 30,000 Huntington’s disease patients manifest chorea, an estimated 500,000 people suffer from tardive dyskinesia and approximately 100,000 children have tics (abnormal involuntary movements or vocalizations) associated with Tourette syndrome. Movement disorders are debilitating medical conditions which can lead to physical injury, social isolation, loss of independence and interference with employment and activities of daily living. These debilitating disorders are poorly addressed and remain largely untreated. We believe that there is a significant need for a safe and efficacious treatment for these serious conditions.

Our lead product candidate, SD-809, is a small molecule inhibitor of vesicular monoamine  transporter 2, or VMAT2, that is designed to regulate the levels of a specific neurotransmitter, dopamine, in the brain. A number of hyperkinetic movement disorders are triggered by abnormal dopamine regulation in the brain. We have recently completed a successful Phase 3 clinical trial of SD-809 for the potential treatment of chorea associated with Huntington’s disease, or HD. In this trial, which we refer to as First-HD, SD-809 met its primary efficacy endpoint of a statistically significant improvement in the total maximal chorea, or TMC, score, on the Unified Huntington’s Disease Rating Scale, or UHDRS, over placebo, as well as showed significant improvements in multiple secondary endpoints including patient global impression of change, or PGIC, clinical global impression of change, or CGIC, and the physical functioning scale of the 36-Item Short-Form Health Survey developed by the RAND Corporation, or the SF-36, a measure of quality of life. Importantly, in First-HD, SD-809 showed a desirable safety and tolerability profile with low rates of depression, somnolence, akathisia/restlessness and anxiety.

We have also successfully completed the four week switch portion of an ongoing open-label safety clinical trial, which we refer to as ARC-HD Switch, where 37 patients on stable doses of tetrabenazine (marketed as Xenazine® in the United States), approved by the U.S. Food and Drug Administration, or FDA, solely for the treatment of chorea associated with Huntington’s disease, were switched overnight to SD-809 (at approximately half the dose of tetrabenazine). In this trial, SD-809 maintained chorea control, with chorea scores declining by approximately one point from baseline at Weeks 1 and 4. In addition, data from 21 patients were available at Week 8 at the time of the analysis; these data demonstrated approximately a two point decline from baseline chorea scores. Data for the remaining 15 patients will be available at a future date. Since its launch in the fourth quarter of 2008, annual tetrabenazine sales in the United States have grown to approximately $250 million for the year ended December 31, 2013, which represents approximately 4,000 patients on tetrabenazine therapy in the United States at the end of 2013. Sales of tetrabenazine for the 12 months ended December 31, 2014, are expected to be approximately $300 million, which represents an estimated $70,000 to $75,000 annual cost of treatment per patient, based on an average daily dosing between 40 mg and 45mg. The Red Book Online reported a 14% price increase of Xenazine effective January 2, 2015, which would increase the annual cost of treatment to an estimated $80,000 to $85,000 per patient. We believe this limited usage of tetrabenazine is primarily due to its undesirable tolerability and side effect profile (including depression, somnolence, akathisia and anxiety), its dosing frequency, drug interactions, the requirement for genotyping for drug metabolizing enzymes, a warning and precaution in the label regarding corrected QT, or QTc, prolongation and other factors.

We believe that the desirable efficacy and safety data demonstrated in First-HD and ARC-HD Switch, combined with earlier clinical trial results, suggest that SD-809, if approved, could become the therapy of choice for treating chorea associated with Huntington’s disease, while also suggesting the potential to address unmet needs in a variety of other hyperkinetic movement disorders which will need to be confirmed in additional clinical trials. There are no FDA-approved treatments for tardive dyskinesia, or TD, and there are limited options for the treatment of tics associated with Tourette syndrome, or TS. A 2007 retrospective chart review conducted by physicians at the Baylor College of Medicine reported that over 75% of patients treated with tetrabenazine had moderate to marked improvement for chorea associated with Huntington’s disease, tardive dyskinesia and tics associated with Tourette syndrome. With the same mechanism of action as tetrabenazine, SD-809 may potentially be used to treat these indications. We believe that SD-809 has the potential to change the treatment paradigm and expand the treatment of chorea associated with Huntington’s disease, tardive dyskinesia and tics associated with Tourette syndrome. We have initiated two safety and efficacy clinical trials of SD-809 for the potential treatment of tardive dyskinesia. Aim to Reduce Movements in Tardive Dyskinesia, or ARM-TD, a Phase 2/3 randomized, double-blind, placebo-controlled, dose-titration clinical trial of SD-809 in approximately 90 patients with tardive dyskinesia for which we completed target enrollment in January 2015. Topline results from this trial are expected in mid-2015. Based on feedback we obtained at a meeting with the FDA, the ARM-TD trial may qualify as one of the two pivotal trials needed for a 505(b)(2) New Drug Application, or NDA, filing, subject to FDA review. Our other study, Addressing Involuntary Movements in Tardive Dyskinesia, or AIM-TD, is a Phase 3, randomized, double-blind, placebo-controlled, parallel group clinical trial in approximately 200 people with tardive dyskinesia. We expect topline results from this trial in 2016. Contingent upon successful completion of both studies, we plan to file an NDA for SD-809 for the treatment of tardive dyskinesia in 2016.

In addition to the Huntington’s disease and tardive dyskinesia programs, we have initiated an open-label preliminary efficacy, pharmacokinetic and safety Phase 1b clinical trial of SD-809 for the treatment of tics associated with Tourette syndrome. We plan to enroll approximately 20 subjects to evaluate preliminary efficacy and safety, in addition to studying the pharmacokinetics of SD-809 in adolescents. We expect topline data from this trial by mid-2015.

Based on the results of our clinical trials, we plan to submit an NDA to the FDA for SD-809 for the treatment of chorea associated with Huntington’s disease by mid-2015 and, if approved, expect to launch commercial sales in 2016. This NDA will use a Section 505(b)(2) regulatory path which we expect will allow us to rely, in our NDA filing, on certain prior nonclinical and clinical safety findings made by the FDA in its approval of the tetrabenazine NDA. We expect the FDA to review data from our own clinical trials as well, including data from First-HD and ARC-HD, as part of its review of our NDA submission. We are also targeting an NDA submission to the FDA for SD-809 for the treatment of tardive dyskinesia in 2016 pending results from our two ongoing clinical trials.

We intend to commercialize SD-809 for chorea associated with Huntington’s disease, if approved, through a small specialty sales force. There are a limited number of neurologists nationwide who treat movement disorders and we believe that such a sales force could effectively address the U.S. market for chorea associated with Huntington’s disease. We discovered and developed SD-809 and we retain unencumbered worldwide rights for its development and commercialization. We currently own issued composition of matter patents for SD-809 that are expected to expire in 2031 in the United States and 2029 in Europe, before any patent term extension or equivalent to which we may be entitled in the United States or other jurisdictions where we have issued patents. We have additional patent applications for SD-809 that, if issued, will cover composition of matter, methods of treatment, manufacturing, formulations and other applications and aspects of SD-809, which could potentially extend the patent exclusivity period for SD-809. SD-809 has also been granted an orphan drug designation by the FDA for the treatment of Huntington’s disease and an orphan drug designation for the treatment of Tourette syndrome in the pediatric population (defined as zero through 16 years of age).

In addition to the issued or allowed patents covering SD-809, we have in our portfolio 64 issued or allowed patents and 63 active patent applications in prosecution covering, among other things, the deuterium-containing form of 66 drugs. These patents include composition of matter and other patents for SD-560, a deuterium-containing form of pirfenidone, which we are evaluating in a Phase 1 cross-over clinical trial versus pirfenidone, with data expected by mid-2015, as well as for SD-1077, a deuterium-containing form of levodopa, which we will be evaluating in proof of concept clinical trials with data expected in 2016. Our portfolio also includes other deuterium-containing compounds that are at various stages of development. We may selectively and opportunistically sell or partner rights for any of these compounds, acquire one or more additional programs or develop and commercialize them ourselves based on strategic considerations and availability of resources.

We were founded in February 2001 and incorporated in California. We subsequently reincorporated under the state laws of Delaware in June 2007. Our principal executive offices are located at 3333 N. Torrey Pines Court, Suite 400, La Jolla, California 92037 and our telephone number is (858) 558-2400. Information about the company is also available on our website at www.auspexpharma.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC, which are available free of charge. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operations of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. These reports may also be accessed free of charge via the SEC’s website at www.sec.gov.

We have recently filed trademark applications to cover the mark AUSTEDO™, which is a brand name we have submitted to the FDA for approval to use for SD-809 for the treatment of chorea associated with Huntington’s disease. We have rights to this and other various trademarks, copyrights and tradenames used in our business, including Auspex®, AUSTEDO™, and the AUSTEDO logo. This report also contains trademarks of others, including ABILIFY®, Huntexil®, Nerventra®, PROCYSBI®, Tardoxal® and Xenazine®

Our Strategy

Our goal is to be a leading biopharmaceutical company focused on the development and commercialization of new medicines in orphan indications initially targeting hyperkinetic movement disorders. Key elements of our strategy to achieve this goal are to:

•

Develop and commercialize SD-809 to be a market leader for the treatment of chorea associated with Huntington’s disease, based on its differentiated profile.  We expect data from our completed Phase 3 clinical trial of SD-809 in patients with chorea associated with Huntington’s disease will serve as the basis for our NDA submission. Because the only FDA-approved treatment for chorea associated with Huntington’s disease has limitations, we believe SD-809, if approved, would be an attractive treatment alternative for patients with chorea.

•

Develop SD-809 for the treatment of additional hyperkinetic movement disorders with unmet medical needs, including tardive dyskinesia and Tourette syndrome.   We have initiated two safety and efficacy clinical trials of SD-809 in patients with tardive dyskinesia, for where there are no approved therapies. We also have initiated a Phase 1b clinical trial in adolescent patients with tics associated with Tourette syndrome, where we believe that physicians consider existing therapies to be inadequate. We expect the results from these trials will form the basis of both our NDA submission for the treatment of tardive dyskinesia, and the remaining development activities, including pivotal clinical trials, required for regulatory approval of SD-809 in tics associated with Tourette syndrome.

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

Overview of Hyperkinetic Movement Disorder

Hyperkinetic movement disorders are characterized by abnormal, involuntary muscle contractions and can arise from a variety of causes, typically either genetic or drug-induced. Many hyperkinetic movement disorders, including chorea associated with Huntington’s disease, tardive dyskinesia, Tourette syndrome and others, benefit from treatment with drugs that reduce dopamine nerve transmission, such as inhibitors of VMAT2. Increased involuntary motor output is often driven by improper dopamine regulation in the brain.

Huntington’s disease. Huntington’s disease is a hereditary neurodegenerative orphan disease that results in motor, cognitive and psychiatric disability, primarily due to the destruction of neurons in the brain. The National Institutes of Health, or NIH, estimates that 30,000 people in the United States have Huntington’s disease. One of the most visually prominent symptoms of this disease is chorea, which occurs in 90% of patients. In addition to the 30,000 individuals with Huntington’s disease, more than 200,000 people in the United States carry the gene and are at risk for Huntington’s disease. In approximately 70% of patients with Huntington’s disease, chorea is moderate to severe and can result in difficulty walking, speaking, swallowing or performing simple everyday tasks. Psychiatric symptoms, such as depression and anxiety, are common among these patients. The only FDA-approved treatment for chorea associated with Huntington’s disease is tetrabenazine, an inhibitor of VMAT2, which decreases presynaptic dopamine levels. While the drug is effective at controlling chorea, its package insert shows high rates of adverse events and its short half-life requires three or more times daily dosing in a majority of patients. The most common adverse events listed in the tetrabenazine label include sedation/somnolence, fatigue, insomnia, depression, akathisia, anxiety and nausea (see Table 1 from the Xenazine label below). In addition, the FDA-approved label for tetrabenazine states that patients requiring greater than 50 mg/day, or 50% of the maximal dose, should be genotyped for the drug-metabolizing enzyme, CYP2D6. The distribution of the drug is also highly restricted and is subject to an FDA-mandated Risk Evaluation and Mitigation Strategies, or REMS, program. We believe the foregoing properties of tetrabenazine have contributed to its limited use. Since its launch in the fourth quarter of 2008, annual tetrabenazine sales in the United States have grown to approximately $250 million for the year ended December 31, 2013, which represents approximately 4,000 patients on tetrabenazine therapy in the United States at the end of 2013. Sales of tetrabenazine for the 12 months ended December 31, 2014, are expected to be approximately $300 million, which represents an estimated $70,000 to $75,000 annual cost of treatment per patient based on an average daily dosing between 40 mg and 45mg. The Red Book Online reported a 14% price increase of Xenazine effective January 2, 2015, which would increase the annual cost of treatment to an estimated $80,000 to $85,000 per patient.

Tardive dyskinesia. Tardive dyskinesia is a hyperkinetic movement disorder that is induced by dopamine receptor blocking agents, such as neuroleptics, which are used for treating psychiatric conditions, including schizophrenia and bipolar disease, as well as by certain drugs, such as metoclopramide, which are used for treating various gastrointestinal disorders. Neuroleptics are estimated to be used by approximately four million Americans according to federal government data from the Medical Expenditure Panel Survey. From 1996 to 2011, annual neuroleptic prescriptions in the United States increased from 21 million to 57 million, and annual sales increased from $1 billion to $18 billion, according to IMS Health Institute data. Tardive dyskinesia typically manifests as rapid, repetitive, stereotypic movements involving the tongue, lips and jaw that may involve puffing of cheeks, protruding of the tongue, lip smacking, puckering, pursing and chewing. In the United States, an estimated 500,000 patients have tardive dyskinesia. These patients are managed largely by psychiatrists and movement disorder neurologists, and there are no FDA-approved treatments for this potentially irreversible condition.

Tourette syndrome. Tourette syndrome is a hyperkinetic movement disorder manifested by motor and phonic tics, which are often accompanied by neurobehavioral disorders such as attention-deficit hyperactivity disorder, or ADHD, and obsessive-compulsive disorder, or OCD. Tics can be simple such as blinking, eye rolling, nose twitching, head nodding and mouth pouting, or more complex such as touching, squatting, jumping or hopping. Tics can result in significant long-term social, legal and developmental consequences for patients, as well as injury and physical disability including pain and secondary neurological deficits. In the United States, an estimated 100,000 children have tics associated with Tourette syndrome. According to the U.S. Centers for Disease Control and Prevention, 37% of these children have moderate to severe forms of Tourette syndrome. The mean age of onset is at four to six years, with peak severity around 12 years of age, with an estimated 13% to 22% of affected children continuing to take medications for tics as adults. The FDA Office of Orphan Products Development has designated SD-809 as an orphan drug for the treatment of Tourette syndrome in the pediatric population (defined as zero through 16 years of age). There have been no new drugs introduced for treating tics associated with Tourette syndrome in more than 30 years, and we believe that physicians consider the two approved neuroleptics to be inadequate. These treatments carry, among other adverse events, the risk of causing permanent neurologic deficits, such as tardive dyskinesia.

The SD-809 Opportunity

Using our know-how in deuterium chemistry, we made chemical modifications at specific positions in the tetrabenazine molecule to create the novel drug candidate SD-809 (deutetrabenazine). We developed SD-809 to have the same shape, size, charge, intrinsic potency and target pharmacology of tetrabenazine and to improve its tolerability and safety profile. Deuterium is a non-toxic, naturally occurring form of hydrogen. SD-809 is an oral small molecule with potential for once-daily or twice-daily dosing. We have successfully completed a Phase 3 clinical trial of SD-809 (AUSTEDO™; the brand name has been submitted to the FDA for approval) for the treatment of chorea associated with Huntington’s disease and are also conducting two clinical trials of SD-809 for the treatment of tardive dyskinesia, as well as one Phase 1b clinical trial for the treatment of tics associated with Tourette syndrome.

The structural difference between SD-809 and tetrabenazine is six substitutions of deuterium atoms (D; 2 H) for hydrogen atoms (H; 1 H), as depicted below.

The carbon-deuterium covalent bond requires about eight times more energy to break than the carbon-hydrogen bond. The substitution of deuterium for hydrogen at specific positions attenuates the breakdown of active metabolites (as depicted below), which may result in a differentiated profile such as less frequent dosing, improved tolerability, reduced interpatient variability in drug metabolism, and reduced QT interval prolongation as well as reduced drug interactions and reduced need for CYP2D6 genotyping. We believe that this profile will allow SD-809 to address unmet needs in a variety of hyperkinetic movement disorders.

SD-809 metabolism

The FDA-approved label for Xenazine reports high rates of treatment-emergent adverse events including, among others, somnolence/sedation, insomnia, fatigue, depression, akathisia and anxiety. In some cases, this led to an alteration in dosing. The full Table 1 from the FDA-approved label, provided below, shows adverse reactions that occurred in more than 4% of patients and with a greater frequency in Xenazine-treated patients than in placebo-treated patients. Text from the FDA approved label shown below states that “Dose escalation was discontinued or dosage of study drug was reduced because of one or more adverse reactions in 28 of 54 (52%) patients randomized to XENAZINE. These adverse reactions consisted of sedation (15), akathisia (7), parkinsonism (4), depression (3), anxiety (2), fatigue (1) and diarrhea (1). Some patients had more than one adverse reaction and are, therefore counted more than once.”

Table 1.	Treatment Emergent Adverse Reactions in Patients Treated with XENAZINE and with a Greater Frequency than Placebo in the 12-Week, Double-Blind, Placebo-Controlled Trial of XENAZINE

Body System	AE Term	XENAZINE n = 54 n (%)	Placebo n = 30 n (%)
PSYCHIATRIC DISORDERS	Sedation/somnolence	17 (31%)	1 (3%)
	Insomnia	12 (22%)	—
	Depression	10 (19%)	—
	Anxiety/anxiety aggravated	8 (15%)	1 (3%)
	Irritability	5 (9%)	1 (3%)
	Appetite decreased	2 (4%)	—
	Obsessive reaction	2 (4%)	—

CENTRAL & PERIPHERAL NERVOUS SYSTEM	Akathisia	10 (19%)	—
	Balance difficulty	5 (9%)	—
	Parkinsonism/bradykinesia	5 (9%)	—
	Dizziness	2 (4%)	—
	Dysarthria	2 (4%)	—
	Gait unsteady	2 (4%)	—
	Headache	2 (4%)	1 (3%)

GASTROINTESTINAL SYSTEM DISORDERS	Nausea	7 (13%)	2 (7%)
	Vomiting	3 (6%)	1 (3%)

BODY AS A WHOLE—GENERAL	Fatigue	12 (22%)	4 (13%)
	Fall	8 (15%)	4 (13%)
	Laceration (head)	3 (6%)	—
	Ecchymosis	3 (6%)	—

RESPIRATORY SYSTEM DISORDERS	Upper respiratory tract infection	6 (11%)	2 (7%)
	Shortness of breath	2 (4%)	—
	Bronchitis	2 (4%)	—

URINARY SYSTEM DISORDERS	Dysuria	2 (4%)	—

Source: Xenazine FDA-approved label (9/2012)

Although our reliance on the FDA’s prior findings of safety for tetrabenazine may require any approved labeling for SD-809 to include certain safety information from the tetrabenazine label, we also intend to submit safety data from our First-HD and ARC-HD clinical trials to the FDA. These data should allow for SD-809 labeling to include certain safety information that is different than the tetrabenazine label. However, since our First-HD Phase 3 clinical trial does not include a tetrabenazine arm, we will not be able to make direct comparative claims regarding the safety of SD-809 and tetrabenazine either in labeling or in our promotional materials for SD-809 from this trial.

We believe that many of the side effects are driven by tetrabenazine’s Cmax (the maximum concentration that a drug achieves in the tested area of the body after administration) and widely-fluctuating levels of its active metabolites. We believe, as a result of the short half-life of the active metabolites of tetrabenazine, the majority of patients treated with tetrabenazine are dosed three or more times daily. The FDA-approved label for tetrabenazine states that patients requiring greater than 50 mg/day should be genotyped for the drug-metabolizing enzyme, CYP2D6. CYP2D6 is a member of the cytochrome p450 super-family of enzymes that are involved in drug metabolism and determine what level of drug exposure patients may experience. Approximately 4,000 patients were on tetrabenazine therapy in the United States at the end of 2013. We believe this limited usage of tetrabenazine is primarily due to its dosing frequency as well as its poor tolerability and side effect profile.

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

We believe that SD-809, based on its profile and the topline results of the clinical trials in patients with chorea associated with Huntington’s disease, may provide significant benefits for not only patients with chorea associated with Huntington’s disease but also potentially for patients with other hyperkinetic movement disorders, such as tardive dyskinesia and Tourette syndrome, which will need to be confirmed with additional clinical trials in patients with tardive dyskinesia and Tourette syndrome. An FDA-approved label with promotable indication statements for the treatment of tardive dyskinesia and Tourette syndrome may be an important commercial driver.

Rationale for SD-809 Development in Hyperkinetic Movement Disorders

Currently the only FDA-approved treatment for chorea associated with Huntington’s disease is tetrabenazine. We believe tetrabenazine is also used off-label by physicians to treat patients suffering from tardive dyskinesia and tics associated with Tourette syndrome, and this use may account for up to 50% of tetrabenazine usage in the United States based on our discussions with treating physicians. As depicted below, a 2007 retrospective chart review, conducted by physicians at the Baylor College of Medicine, reported that over 75% of patients treated with tetrabenazine had moderate to marked improvement for chorea associated with Huntington’s disease, tardive dyskinesia and tics associated with Tourette syndrome.

Efficacy response to tetrabenazine by last visit

Source: Kenney et al. Long-term tolerability of tetrabenazine in the treatment of hyperkinetic movement disorders. Mov. Disorders 22(2), 193-197(2007)

We believe that the SD-809 profile has the potential to change the treatment paradigm and expand the treatment of chorea associated with Huntington’s disease, tardive dyskinesia and Tourette syndrome. Our research and results from others in the field show that deuterium-containing compounds have target and receptor binding that is indistinguishable from their corresponding non-deuterium-containing compounds. Consistent with these observations, our research comparing binding of the active metabolites of SD-809 and tetrabenazine to VMAT2 also demonstrates indistinguishable binding of these compounds to the target. Since target binding is well established in pharmacology as the fundamental basis of a compound’s efficacy, we believe that the historical clinical literature for tetrabenazine’s efficacy is also supportive of SD-809’s potential efficacy in hyperkinetic movement disorders. The positive topline Phase 3 efficacy results of SD-809 for the treatment of chorea associated with Huntington’s disease, we believe, validates our approach for treating this debilitating disorder as well as potentially other movement disorders.

SD-809 for the treatment of chorea associated with Huntington’s disease. We have successfully completed our First-HD Phase 3 clinical trial of SD-809 for the treatment of chorea associated with Huntington’s disease. First-HD was a randomized double-blind, placebo-controlled parallel-group, 12-week clinical trial with the same primary endpoint (change in TMC score from baseline to maintenance therapy) and a similar patient population as the registration trial for tetrabenazine. The overall treatment period was 12 weeks in duration with a titration period that lasted eight weeks and a maintenance period that lasted four weeks, similar to the registration trial for tetrabenazine. After the 12-week treatment period, there was a one-week washout period. First-HD enrolled 90 patients with a 1:1 randomization scheme, as compared to the 84 patients randomized with a 2:1 randomization scheme in the tetrabenazine trial. In First-HD, SD-809 met its primary efficacy endpoint, the change from baseline to maintenance therapy on TMC score of the UHDRS, demonstrating a meaningful 2.5 point improvement (p<0.0001) or 21% improvement (p<0.0001) over placebo, as well as showing significant improvements in multiple secondary endpoints including PGIC, CGIC and quality of life compared to placebo. Importantly, the trial showed that SD-809 has a desirable safety and tolerability profile with low rates of adverse events, such as depression, somnolence, akathisia and anxiety.

SD-809 for the treatment of tardive dyskinesia and Tourette syndrome. Tetrabenazine has been evaluated by physicians for the treatment of tardive dyskinesia in more than 400 patients across multiple published studies. A review of 11 case reports, retrospective chart reviews and open-label studies from 1961-2007, in study populations of two to 149 patients with tardive dyskinesia, shows that, of the more than 400 patients included in the review, approximately 85% responded to treatment with tetrabenazine. One open-label, single-arm, randomized, investigator-sponsored study showed a 9.7 point reduction from a baseline of 17.9 in the commonly accepted endpoint of Abnormal Involuntary Movements Scale, or AIMS, score. On the basis of this clinical experience, several treatment algorithms published between 2009 and 2012 have reported that tetrabenazine is effective for the treatment of tardive dyskinesia. Tetrabenazine has also been evaluated by physicians for the treatment of tics associated with Tourette syndrome in more than 300 patients across multiple published studies. A review of ten publications from 1974-2008 in study populations of five to 120 patients with tics associated with Tourette syndrome shows that, of the more than 300 patients included in the review, approximately 75% responded to treatment with tetrabenazine. We believe that this historical physician experience with tetrabenazine has established the dose required for efficacy in tardive dyskinesia and Tourette syndrome. This will inform our dose selection for our clinical trials.

In addition, two placebo-controlled clinical trials with another VMAT2 inhibitor (NBI-98854) in patients with moderate to severe tardive dyskinesia suggest that this mechanism of action may have clinical activity. In one study, the mean reduction in AIMS from baseline to Week 6 was 33% in the NBI-98854 group, and 3% in the placebo group. The mean daily dose at the end of study was 64 mg in the active group. In a second study, the same primary endpoint was negative; when re-analyzed using blinded central video review of the AIMS, the difference from placebo was reported as statistically significant, with the re-analyzed reduction in the active arm as approximately 16% with a mean daily dose of 50 mg at the end of the study.

We believe that SD-809’s desirable efficacy, safety and tolerability profile, as well as simplified dosing regimen, reduced interpatient variability in drug metabolism, reduced drug interactions, reduced QT prolongation and a reduced need for CYP2D6 genotyping, could potentially expand the treatment of hyperkinetic movement disorders, if the FDA approves SD-809 for these indications.

Clinical Development of SD-809

We are developing SD-809 for the treatment of chorea associated with Huntington’s disease. Our clinical program has consisted of the following trials:

•

First-HD, a randomized, double-blind, placebo-controlled, parallel-group Phase 3 clinical trial in patients not receiving tetrabenazine, which we expect will serve as the basis for our NDA submission and commercialization in this indication; and

•

ARC-HD, an open-label, long-term, safety clinical trial which has two components: ARC-HD Switch, in which subjects on tetrabenazine switch overnight to SD-809, and ARC-HD Rollover, in which patients who successfully complete First-HD may rollover. Subjects in ARC-HD Switch or ARC-HD Rollover may receive SD-809 for one year or longer.

We have also completed several clinical trials in support of the development of SD-809. We submitted an investigational new drug application, or IND, for SD-809 to the FDA in 2011 to begin U.S. clinical development. The following key attributes of SD-809, when compared to tetrabenazine, have been demonstrated by our completed Phase 1 clinical trials:

Attribute	Clinical trial
Reduced interpatient variability	Two-period crossover clinical trial
Reduced drug interaction	Drug interaction clinical trial*

*	Not a head-to-head comparison trial of SD-809 with tetrabenazine, but produced data that, when compared to available data on tetrabenazine, revealed the indicated attributes of SD-809.

We have also completed a thorough QT study of SD-809 in healthy volunteers. This was an active- and placebo-controlled crossover trial to determine the effect of single doses of SD-809 on the QT interval. The thorough QT clinical trial demonstrated that at two different dose levels, SD-809 had no clinically significant effect on cardiac repolarization as assessed by the QT interval. A tetrabenazine arm was included for comparison and demonstrated an increase in QTc that is consistent with the effect reported in the FDA label for Xenazine. The clinical trial’s assay sensitivity was established by the observation of characteristic QTc prolongation following dosing with moxifloxacin.

We also have four ongoing clinical trials to support the further development of SD-809 for the treatment of tardive dyskinesia and Tourette syndrome:

•	ARM-TD, an efficacy and safety dose-titration Phase 2/3 clinical trial in patients with drug-induced tardive dyskinesia;
•

AIM-TD, an efficacy and safety fixed-dose Phase 3 clinical trial in patients with drug-induced tardive dyskinesia, which if successful, will be combined with ARM-TD to serve as the basis of our NDA submission in tardive dyskinesia;

•

RIM-TD, an open-label, long-term, safety clinical trial in which patients who successfully complete ARM-TD and AIM-TD may rollover into this trial, where all the patients may receive SD-809 for up to one year; and

•	Phase 1b open-label efficacy, pharmacokinetic and safety clinical trial in patients with Tourette syndrome.

Phase 3 clinical trials of SD-809 in Huntington’s disease: First-HD and ARC-HD

First-HD: Phase 3 placebo-controlled trial

We have completed our First-HD Phase 3 clinical trial of SD-809, which was a 1:1 randomized, double-blind, placebo-controlled, parallel-group trial designed to evaluate, and generate label information for, the safety, tolerability and efficacy of SD-809 for treating chorea associated with Huntington’s disease. Patients were treated with SD-809 or placebo starting at 6 mg once per day to up to 24 mg twice per day (48 mg total maximum daily dose). Key inclusion criteria for patients included having a TMC score of greater than or equal to eight at screening and baseline, as well as a total functional capacity of greater than or equal to five at screening. Key exclusion criteria included serious, untreated/undertreated psychiatric illness, or recent treatment with tetrabenazine. A total of 90 patients (45 in each group) with a mean baseline TMC score of 12.7 were enrolled for evaluation over 13 weeks: patients were titrated weekly to an optimal dose up to Week 8, were on maintenance therapy for four weeks, and were taken off study medication in the final week of the trial. A total of 87 patients completed the trial; one patient in the SD-809 group and two in the placebo group discontinued.

This trial was conducted at 34 enrolling centers in the United States and Canada in collaboration with the Huntington Study Group. The primary and secondary efficacy results and safety data from the First-HD and ARC-HD Switch clinical trials were confirmed by the Huntington Study Group’s independent analysis. Efficacy analyses included all patients randomized to treatment.

The primary efficacy endpoint for this trial was change in TMC score on the UHDRS from baseline to maintenance therapy, where final score is defined as the average of values from the Week 9 and Week 12 visits. The TMC score is a clinician-based, quantitative assessment of chorea in seven body regions: face, mouth/tongue, trunk, and the four extremities. Each region is rated from zero (no chorea) to four (severe chorea), with an overall score ranging from zero to a maximum of 28. The primary efficacy endpoint is the same endpoint that was accepted by the FDA when it considered and approved the NDA for tetrabenazine in 2008. SD-809 met the pre-specified primary efficacy endpoint. Patients taking SD-809 achieved a meaningful improvement of 2.5 points on the TMC score from baseline to maintenance therapy compared to placebo (p < 0.0001). In a pre-specified additional analysis of efficacy, this 2.5 point improvement in TMC represented a reduction of 21 percentage points over placebo (p<0.0001). The mean dose at Week 12 among patients treated with SD-809 was approximately 40 mg.

Another pre-specified motor endpoint, the total motor score, or TMS, of the UHDRS, was also analyzed, and is summarized in the table below. The TMS assesses all the motor features of Huntington’s disease and includes items other than chorea, such as gait and postural instability. The statistically significant improvement in the TMS score of 4.0 points over placebo suggests a potential benefit of SD-809 on other motor symptoms besides chorea.

Pre-specified motor endpoints	SD-809	Placebo	Treatment effect	Favors	P-value
Change in TMC Score 1 from Baseline to Maintenance Therapy*	4.4 Point Improvement	1.9 Point Improvement	Improvement of 2.5 Points over Placebo	SD-809	p < 0.0001
Percent Change in TMC Score from Baseline to Maintenance Therapy	37 Percentage Points Improvement	16 Percentage Points Improvement	Improvement of 21 Percentage Points over Placebo	SD-809	p < 0.0001
Change in TMS[1] from Baseline to Maintenance Therapy	7.4 Point Improvement	3.4 Point Improvement	Improvement of 4.0 Points over Placebo	SD-809	p = 0.002

[1]	TMC and TMS are subscales of the Unified Huntington’s Disease Rating Scale
*	Primary efficacy endpoint

The clinical relevance of the change in chorea was assessed by four pre-specified secondary endpoints. These four pre-specified secondary endpoints assessed the change from baseline to end-treatment and were tested in a hierarchical testing procedure: (1) treatment success based on PGIC; (2) treatment success based on CGIC; (3) the physical functioning scale of the SF-36; and (4) balance, as assessed by the Berg Balance Test, or BBT. Both PGIC and CGIC assess the change in the patient’s overall Huntington’s disease symptoms relative to baseline using a seven-point Likert scale, a measurement scale commonly used in clinical research where a patient provides answers to pre-specified questions with a limited number of response options. Responses ranged from “very much worse” to “very much improved.” Success was defined as “much improved” or “very much improved” on the Likert scale. Patients and clinicians were asked “With respect to your (or the subject’s) overall Huntington’s disease symptoms, how would you describe yourself compared to immediately before starting study medication.”

The physical functioning scale is a component of the SF-36 and is a validated patient-reported quality of life instrument that has been used in many disease states. The 10-item Physical Functioning Scale was chosen as a trial endpoint because it captures meaningful physical activities, such as lifting or carrying groceries, climbing one or more flights of stairs, bending, kneeling, walking 100 yards or more, moderate to vigorous activities and self-care such as bathing or dressing. The SF-36 physical functioning scale has been shown to measure impairment experienced by people living with Huntington’s disease. The BBT is a 14-item assessment of balance and was used to evaluate if a change in balance was associated with a reduction in chorea since medications currently used to treat chorea may worsen balance. SD-809 did not worsen balance, and in fact the data numerically favored SD-809, although the improvement was not statistically significant. As summarized in the following table, the first three key secondary endpoints, including two patient-rated measures of benefit (PGIC and SF-36 physical functioning scale), showed statistically significant superiority of SD-809 over placebo.

Pre-specified key secondary endpoints[1]	Favors	P-value
1. Patient Global Impression of Change (PGIC)[2]	SD-809	p = 0.002
2. Clinical Global Impression of Change (CGIC)[2]	SD-809	p = 0.002
3. SF-36 Physical Functioning Scale (a Quality of Life measure) from Baseline to Week 12	SD-809	p = 0.03
4. Berg Balance Test	SD-809	p = 0.14

[1]	Analyzed using a pre-specified hierarchical testing procedure
[2]	Success defined as much improved or very much improved

In general, SD-809 was well tolerated. The overall rates of adverse events were similar between SD-809 and placebo, and there were no differences between SD-809 and placebo in the rate of dose reduction (6.7% in each group) or dose suspension (2.2% in each group) for adverse events. Results from First-HD show a desirable safety and tolerability profile of SD-809 as indicated by the numbers of patients reporting adverse events in each system organ class.

System organ class	SD-809 n = 45	Placebo n = 45
Psychiatric Disorders	8 (17.8%)	8 (17.8%)
Nervous System Disorders	8 (17.8%)	10 (22.2%)
All Other Body Systems
Cardiac Disorders	0 (0.0%)	3 (6.7%)
Ear & Labyrinth	1 (2.2%)	1 (2.2%)
Eye Disorders	1 (2.2%)	1 (2.2%)
General Disorders	7 (15.6%)	8 (17.8%)
Gastrointestinal Disorders	9 (20%)	9 (20%)
Hepatobiliary Disorders	1 (2.2%)	0 (0.0%)
Infections and Infestations	5 (11.1%)	5 (11.1%)
Injury, Poisoning and Procedural Complications	4 (8.9%)	6 (13.3%)
Investigations[1]	6 (13.3%)	3 (6.7%)
Musculoskeletal and Connective Tissue Disorders	2 (4.4%)	3 (6.7%)
Renal and Urinary Disorders	2 (4.4%)	1 (2.2%)
Reproductive Systems and Breast Disorders	1 (2.2%)	0 (0.0%)
Respiratory, Thoracic and Mediastinal Disorders	1 (2.2%)	3 (6.7%)
Skin and Subcutaneous Tissue Disorders	2 (4.4%)	1 (2.2%)
Vascular Disorders	2 (4.4%)	0 (0.0%)

[1]	No differences greater than 2.2% between SD-809 and placebo for any single adverse event term with the system organ class of investigations.

The numbers of patients reporting adverse events in the system organ classes of psychiatric, nervous system, gastrointestinal and other general disorders are listed below. These body systems are noteworthy because they include many of the symptoms of Huntington’s disease.

System organ class	Adverse event term	SD-809 n = 45	Placebo n = 45
PSYCHIATRIC DISORDERS	Insomnia	3 (6.7%)	2 (4.4%)
	Depression/Agitated Depression	2 (4.4%)	3 (6.7%)
	Abnormal Dreams	1 (2.2%)	1 (2.2%)
	Agitation	1 (2.2%)	0 (0.0%)
	Anxiety	1 (2.2%)	1 (2.2%)
	Suicidal Ideation	1 (2.2%)	0 (0.0%)
	Compulsions	0 (0.0%)	1 (2.2%)
	Impulsive Behavior	0 (0.0%)	1 (2.2%)
	Sleep Disorder	0 (0.0%)	3 (6.7%)

NERVOUS SYSTEM DISORDERS	Somnolence	5 (11.1%)	2 (4.4%)
	Dizziness	2 (4.4%)	4 (8.9%)
	Akathisia/Restlessness	1 (2.2%)	1 (2.2%)
	Cognitive Disorder	1 (2.2%)	0 (0.0%)
	Drooling	1 (2.2%)	0 (0.0%)
	Dyskinesia	1 (2.2%)	0 (0.0%)
	Migraine	1 (2.2%)	0 (0.0%)
	Headache	0 (0.0%)	3 (6.7%)
	Loss of Consciousness	0 (0.0%)	1 (2.2%)
	Syncope	0 (0.0%)	1 (2.2%)

GENERAL DISORDERS	Irritability	3 (6.7%)	6 (13.3%)
	Fatigue	3 (6.7%)	2 (4.4%)
	Gait disturbance	1 (2.2%)	0 (0.0%)
	Chest pain	1 (2.2%)	0 (0.0%)
	Hangover	1 (2.2%)	0 (0.0%)

GASTRO- INTESTINAL DISORDERS	Diarrhea	4 (8.9%)	0 (0.0%)
	Dry mouth	4 (8.9%)	3 (6.7%)
	Constipation	2 (4.4%)	1 (2.2%)
	Nausea	1 (2.2%)	2 (4.4%)
	Abdominal pain upper	1 (2.2%)	0 (0.0%)
	Dyspepsia	1 (2.2%)	0 (0.0%)
	Frequent bowel movements	1 (2.2%)	0 (0.0%)
	Gastrointestinal pain	1 (2.2%)	0 (0.0%)
	Vomiting	0 (0.0%)	3 (6.7%)
	Dysphagia	0 (0.0%)	1 (2.2%)
	Flatulence	0 (0.0%)	1 (2.2%)
	Salivary hypersecretion	0 (0.0%)	1 (2.2%)

There was one patient with two serious adverse events (cholecystitis and agitated depression) in the SD-809 group, and one patient with one serious adverse event (exacerbation of chronic obstructive pulmonary disease, or COPD) in the placebo group. The same patient experiencing the serious adverse events in the SD-809 group also reported suicidal ideation, which was not considered a serious adverse event.

Over 90% of patients who completed the First-HD trial rolled over into ARC-HD, the long-term safety trial of SD-809.

ARC-HD: Open-label switch and long-term safety clinical trial

In parallel with First-HD, we are also conducting our ARC-HD clinical trial of SD-809. One component of ARC-HD, referred to as ARC-HD Switch, was an open-label clinical trial with a four-week “switch” component in 37 patients with chorea associated with Huntington’s disease adequately controlled with tetrabenazine. The objectives of ARC-HD Switch were to evaluate the safety of switching subjects on tetrabenazine overnight to SD-809 and to provide guidance to physicians on how to switch such patients to SD-809. We completed the four-week Switch portion of the ARC-HD trial, which has an ongoing long-term safety component. Subjects were required to be on stable doses of tetrabenazine, and to have experienced a therapeutic benefit from this treatment. Although designed primarily as a safety trial, maintenance of chorea control was assessed after switching patients overnight from tetrabenazine to SD-809 (at approximately half the dose of tetrabenazine). The endpoints of ARC-HD Switch were the incidence of adverse events, the observed values and changes in clinical safety parameters and the observed values and changes in TMC values for patients when switched from tetrabenazine (baseline) to SD-809. Total daily dose level at baseline (tetrabenazine) and subsequent visits (SD-809) was summarized using descriptive statistics. Participating patients are eligible to receive open-label SD-809 treatment for one year or longer in a long-term safety trial. ARC-HD Switch was conducted at 13 enrolling centers in the United States, Canada and Australia.

All available data through eight weeks following the switch were included in the analysis. At the time of the analysis in December 2014, data were available from 36 patients at Week 1, 35 patients at Week 4 and 21 patients at Week 8. The mean dose of tetrabenazine at baseline was 41 mg. The mean dose of SD-809 was approximately 20 mg at Week 1, approximately 29 mg at Week 4, and approximately 33 mg at Week 8.

After switching from tetrabenazine to SD-809, chorea was assessed at one and four weeks. Dose adjustments were permitted after Week 1. As indicated in the figure below, the mean TMC score decreased by approximately one point from baseline at Week 1 and Week 4.

•	Week 1 change for 36 patients was -0.8 ± 0.4 (mean ± standard error)
•	Week 4 change for 35 patients was -0.8 ± 0.5

In addition, data from 21 patients were available at Week 8 at the time of the analysis; these data demonstrated an improvement of 1.9 ( ± 0.8) points on the TMC score. The improvement from baseline at Week 8 reached statistical significance. We plan to analyze any improvement in TMC score from baseline at Week 8 when the data from all 37 patients are available. It is possible that such data may not be statistically significant. Data for the remaining 16 patients will be available at a future date.

The safety and tolerability experience observed in ARC-HD Switch over the four-week period was consistent with the experience observed in First-HD. The most commonly reported adverse events in ARC-HD Switch patients were somnolence, fall, and nasopharyngitis. In ARC-HD Switch, one patient was hospitalized for pneumonia and another patient was hospitalized overnight for dehydration. Neither of these adverse events was considered related to study medication and both of these events resolved.

Patients from First-HD and ARC-HD Switch rolled over into an open-label, long-term, safety clinical trial, which is the second component of ARC-HD, referred to as ARC-HD Rollover. In ARC-HD Rollover, subjects will return to the clinic at scheduled intervals for evaluation of safety and chorea control. Over 90% of patients who completed the First-HD and ARC-HD Switch trials rolled over into the ARC-HD Rollover long-term safety trial. This trial is not a placebo controlled trial. In ARC-HD Rollover, one patient was briefly hospitalized as a precaution for worsening anxiety, depression and suicidal ideation, events considered possibly related to study medication. Another subject developed depression and suicidal ideation, events considered possibly related to study medication. A third subject was briefly hospitalized for dehydration and confusion, events considered not related to study medication. All of these adverse events resolved.

In ARC-HD Rollover, further adjustments of SD-809 dosing may be made, if necessary, but not more than weekly, and in 6 mg daily increments. Four weeks after the last dose of the study drug, patients will be followed up with by phone to evaluate adverse events and concomitant medication usage. The portion of the ARC-HD trial that we believe is needed for submission of the NDA is complete, but the long-term safety trial will remain ongoing.

Summary of data from relevant phase 1 clinical trials of SD-809

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

We also conducted a Phase 1 single-center, open-label, five-period, crossover formulation selection clinical trial. The SD-809 active pharmaceutical ingredient was formulated with two different candidate formulations. One of the objectives of the clinical trial was to evaluate and compare the two candidate formulations and to help select a final commercial SD-809 drug product. Each of the 24 healthy subjects received single doses of 25 mg (fasted; per the FDA approval label, it can be administered without regard to meals) of tetrabenazine and 15 mg (fasted or fed) of two clinical formulations of SD-809. Eligible subjects were randomly assigned to a treatment sequence with five periods. The objective of the clinical trial was to evaluate and compare the safety and pharmacokinetics of two candidate formulations of SD-809 relative to tetrabenazine and to evaluate the effect of food (consisting of a high-fat meal) on the bioavailability of candidate formulations of SD-809. In this trial, 15 mg of SD-809 provided similar systemic exposure to active metabolites as 25 mg of tetrabenazine, while substantially reducing Cmax. When SD-809 was given in the fasted state, comparable AUC was achieved as in the fed state (within 15%). The results of this clinical trial, comparing the formulation of SD-809 advanced in the clinic and tetrabenazine (fasted), are shown in the graph below.

Reduced interpatient variability

In the same two-period crossover clinical trial described above, the subjects administered 25 mg of SD-809 demonstrated reduced interpatient variability in drug exposure compared to the same subjects administered 25 mg of tetrabenazine. Specifically, the variability between subjects of the ratio of the ODM to total alpha + beta, a measure of drug metabolism, was reduced significantly for SD-809 compared to tetrabenazine in the same subjects. Each point in the graph below represents an individual subject. All of the subjects in this group were intermediate or extensive metabolizers.

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

Comparison of maximal dose without restrictions

SD-809 demonstrated the potential for reduced drug interactions and metabolic variability in a Phase 1, single-center, open-label, sequential drug interaction clinical trial. As is typical in drug interaction trials, the objective of the clinical trial was to evaluate the effect of potent CYP2D6 inhibition on the pharmacokinetics of the study drug (in this case a single dose of SD-809). We also evaluated the safety of a single dose of SD-809 in this clinical trial. Twenty-four healthy subjects received a single 22.5 mg dose of SD-809 on Day 1, followed by 20 mg of paroxetine, a potent CYP2D6 inhibitor, on days 4 through 12. On Day 11, 22.5 mg of SD-809 was administered on top of the 20 mg of paroxetine. Pharmacokinetic sampling occurred over 72 hours after each SD-809 treatment.

SD-809 metabolism was less influenced by CYP2D6 inhibition compared to tetrabenazine as described on the Xenazine label. The impact on exposure, measured by AUC of total alpha + beta was three-fold for SD-809 versus five-fold for tetrabenazine, according to the NDA submission materials for tetrabenazine.

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

Safety observations and metabolic profiling in completed Phase 1 trials

Across all Phase 1 clinical trials, approximately 180 subjects have received single doses of SD-809, ranging from 7.5 to 25 mg, and 24 subjects have received repeated doses of SD-809 for up to five days at 22.5 mg BID. In these trials, no serious adverse events were reported with SD-809 treatment, and all reported adverse events were mild to moderate in intensity. Commonly reported adverse events included headache, somnolence, nausea and dizziness. Multiple dose administration of the drug was associated with a greater incidence of adverse events than with single dose administration. Following exposure to nine days of repeated doses of tetrabenazine and SD-809, adverse events of restlessness, agitation and depressed mood were reported. No significant changes in laboratory parameters, vital signs or ECGs were noted. In addition, triplicate ECG assessments following single doses of SD-809 up to 22.5 mg revealed only small changes in the corrected QT interval.

QT prolongation (the lengthening of time in the heart’s electrical cycle) can lead to life-threatening cardiac arrhythmias, with the risk increasing as the degree of prolongation increases. FDA guidance provides that a “negative ‘thorough QT/QTc study’ is one in which the upper bound of the 95% one-sided confidence interval for the largest time-matched mean effect of the drug on the QTc interval excludes 10 msecs. This definition is chosen to provide reasonable assurance that the mean effect of the study drug on the QT/QTc interval is not greater than around 5 msecs.”

QT prolongation is a known effect of tetrabenazine according to its FDA product label. According to the Xenazine FDA label: “QTc Prolongation: The effect of a single 25 or 50 mg dose of tetrabenazine on the QT interval was studied in a randomized, double-blind, placebo controlled crossover study in healthy male and female subjects with moxifloxacin as a positive control. At 50 mg, tetrabenazine caused an approximately 8 msec mean increase in QTc (90% CI: 5.0, 10.4 msec).”

Although not required by the FDA, we recently completed a Phase 1 thorough QT trial in 48 healthy volunteer subjects. This was a single-center, randomized, double-blind, placebo- and positive-controlled six-period crossover study to evaluate the effects of two doses of SD-809 (12mg and 24mg) on cardiac repolarization, based on placebo-corrected, time-matched changes from baseline in the QTcF interval. In addition, the effects of tetrabenazine on cardiac repolarization (also based on placebo-corrected, time-matched changes from baseline in the QTc interval) were evaluated in this study.

The key outcome measure in this active- and placebo-controlled crossover study was to determine the effect of single doses of SD-809 on the QTc interval. Assay sensitivity was established with a moxifloxacin arm, and a tetrabenazine arm was also included for comparison. A 50 mg dose of tetrabenazine was selected because it was the maximal dose employed in the thorough QT study for Xenazine that led to the warning and precaution in its product labeling. A 24 mg dose of SD-809 was selected because it provides comparable systemic exposure (AUC) to 50 mg of tetrabenazine, but with a lower Cmax. For SD-809, a 12 mg dose led to a maximal increase in the QTc of approximately 0.8 msec and a 24 mg dose led to maximal increase in the QTc of approximately 2.6 msec. The placebo-corrected time-matched maximal increases in QTc for the 12 and 24 mg doses of SD-809 were 2.8 msec (90% two-sided confidence interval: 0.7 to 4.8) and 4.5 msec (90% two-sided confidence interval: 2.4 to 6.5), respectively. A 50 mg dose of tetrabenazine led to a maximal increase in QTc of approximately 7.2 msec, with a placebo-corrected time-matched maximal increase in QTc of 7.6 msec (90% two-sided confidence interval: 5.6 to 9.5).

The clinical trial demonstrated that at two dose levels, SD-809 had no clinically significant effect on cardiac repolarization as assessed by the QT interval. The tetrabenazine arm included for comparison demonstrated an increase in QTc that is consistent with the effect reported in the FDA label for Xenazine. The clinical trial’s assay sensitivity was established by the observation of characteristic QTc prolongation following dosing with moxifloxacin.

According to the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidance on the relevance of QT/QTc prolongation, drugs that prolong the mean QT/QTc interval by around 5 msec or less do not appear to cause torsades de pointes, a type of cardiac arrhythmia. Whether this signifies that no increased risk of cardiac arrhythmia exists for these compounds or simply that the increased risk has been too small to detect is not clear. The data on drugs that prolong the mean QT/QTc interval by more than around 5 msec and less than 20 msec are inconclusive, but some of these compounds have been associated with proarrhythmic risk. Drugs that prolong the mean QT/QTc interval by more than 20 msec have a substantially increased likelihood of being proarrhythmic, and might have clinical arrhythmic events captured during drug development. The threshold level of regulatory concern is around 5 msec, as evidenced by an upper bound of the 95% confidence interval around the mean effect on QTc of 10 msec. Note that the upper limit of the 95% one-sided confidence interval is equivalent to the upper limit of the 90% two-sided confidence interval.

This ICH guidance and the results of the thorough QT study are summarized in the figure below:

We plan to include the data from our thorough QT clinical trial in our NDA for SD-809 for the treatment of chorea associated with Huntington’s disease.

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

Ongoing clinical development of SD-809 in additional indications

ARM-TD: Phase 2/3 efficacy dose-titration clinical trial for treatment of tardive dyskinesia

In January 2015, we completed target enrollment of ARM-TD, a Phase 2/3 clinical trial of SD-809 for the treatment of drug-induced tardive dyskinesia for which we completed a pre-IND meeting with the FDA and submitted an IND in the first quarter of 2014. ARM-TD included a target enrollment of approximately 90 subjects, who were randomized 1:1 to SD-809 or placebo. Patients are titrated to their optimal dosage and be treated for a total of 12 weeks with a titration period that lasts six weeks and a maintenance period that lasts for six weeks. The primary efficacy endpoint will be change in AIMS from baseline to end therapy, which will be assessed by centralized video rating. The safety endpoints include adverse events, vital signs, physical/neurological/laboratory examinations and ECGs. We are also offering long-term safety follow-up for the eligible subjects who complete the ARM-TD clinical trial. Based on our recent FDA meeting, we believe that the ARM-TD clinical trial of SD-809 in patients with tardive dyskinesia may qualify as one of the two pivotal trials needed for a 505(b)(2) NDA filing, subject to FDA review. We expect the topline data from this clinical trial to be available in mid-2015. ARM-TD was enrolled at approximately 40 sites in the United States and Europe.

AIM-TD: Phase 3 efficacy fixed-dose clinical trial for treatment of tardive dyskinesia

We have also initiated our second clinical trial of SD-809, AIM-TD, in patients with moderate to severe tardive dyskinesia in October 2014. We expect topline data from this trial in 2016, and contingent upon successful completion of both the ARM-TD and AIM-TD studies, plan to submit an NDA for SD-809 in patients with tardive dyskinesia in 2016 with FDA action expected in 2017. AIM-TD is a Phase 3 randomized, double-blind, placebo-controlled, parallel group trial in patients with moderate to severe drug-induced tardive dyskinesia. We believe it may serve as the second of two pivotal trials to support a labeled indication in tardive dyskinesia. The AIM-TD clinical trial will involve approximately 200 subjects, who will be randomized 1:1:1:1 to three fixed doses of SD-809 (12 mg, 24 mg, or 36 mg total daily dose) or placebo for 12 weeks of treatment. The trial includes a four week titration period during which subjects are dose-escalated to their randomized, fixed dose, followed by an eight week maintenance period during which subjects are maintained at that dose. With the exception of fixed dosing in this trial, the design of the AIM-TD clinical trial is similar to that of the ARM-TD trial. As with the ARM-TD trial, the primary efficacy endpoint will be change in AIMS from baseline to Week 12, which will be assessed by blinded centralized video rating. The key secondary efficacy endpoint will be the proportion of subjects who are a treatment success at Week 12, based on the CGIC. The safety endpoints will include adverse events, vital signs, physical/neurological/laboratory examinations and ECGs. We also intend to offer up to one year of open label SD-809 for eligible subjects who successfully complete randomized treatment in the AIM-TD clinical trial. AIM-TD is being conducted at approximately 60 to 80 sites in the United States and Europe.

Phase 1b clinical trial in Tourette syndrome

We have initiated an open-label preliminary efficacy, pharmacokinetic and safety clinical trial of SD-809 in approximately 20 adolescent patients with tics associated with Tourette syndrome. This clinical trial is being conducted under our current IND. In this clinical trial, subjects will receive treatment for a total of eight weeks. The drug will be titrated to each subject’s optimal dosage over the first six weeks, followed by a two-week maintenance period. The efficacy measures in this clinical trial will be a change in the total tic score of Yale Global Tic Severity Scale and the Clinical Global Impression. We also plan to evaluate preliminary efficacy and safety, in addition to studying the pharmacokinetics of SD-809 in adolescents of SD-809. These additional data are expected to further support the dosing assumptions and design elements of a randomized, controlled trial in this patient population and accelerate the development of SD-809 in this indication. We anticipate topline data from this clinical trial to be available by mid-2015. We will decide how to pursue further development and regulatory approval for this indication based on the results of this exploratory clinical trial.

Regulatory strategy for SD-809

We are pursuing a Section 505(b)(2) NDA regulatory strategy, which we expect will allow us to rely in our NDA filing on certain nonclinical and clinical safety findings made by FDA in its approval of the tetrabenazine NDA. Based on our interactions with the FDA, we believe that with the successful completion of First-HD, we will have completed the necessary preclinical studies and clinical trials to submit an NDA under Section 505(b)(2) for SD-809 for the treatment of chorea associated with Huntington’s disease. In addition to the results of First-HD, we anticipate that the NDA submission will include the results of ARC-HD Switch, which, if successful, would allow us to provide guidance in our labeling on how to switch patients who are currently on tetrabenazine to SD-809. We also anticipate submitting the available results of ARC-HD Rollover at the time of the NDA filing with the FDA. By pursuing the Section 505(b)(2) regulatory pathway for SD-809, our reliance on the FDA’s prior findings of safety from tetrabenazine may require any approved labeling for SD-809 to include, in addition to safety information from our clinical trials, certain safety information that is included in the tetrabenazine label, including warnings and precautions and other safety information. Moreover, since our ongoing ARC-HD long term safety clinical trial is not studying SD-809 in a head-to-head comparison with tetrabenazine, if SD-809 is approved by the FDA, we will not be able to make direct comparative claims regarding the safety and efficacy of SD-809 and tetrabenazine either in labeling or in our promotional materials for SD-809 from this trial. We anticipate submitting our Section 505(b)(2) NDA for SD-809 for the treatment of chorea associated with Huntington’s disease and, if approved, expect to launch commercial sales in 2016.

In November 2014, we received orphan drug designation from the FDA for SD-809 for the treatment of Huntington’s disease and in January 2015, we received orphan drug designation from the FDA for SD-809 for the treatment of Tourette syndrome in the pediatric population (defined as zero through 16 years of age).

Sales and marketing

If we are successful in obtaining regulatory approval for the commercialization of SD-809 for treatment of chorea associated with Huntington’s disease, we expect SD-809 would be the only product other than tetrabenazine on the market in the United States approved for this indication. We believe that SD-809 could, over time, capture a significant share of the existing tetrabenazine prescription market and expand the market by treating patients who are currently untreated or under-treated because they cannot tolerate or are at greater risk of side effects from tetrabenazine. We believe that it will be possible for us to commercialize SD-809 for this indication with an initial commercial infrastructure including a small number of sales representatives that call on a focused group of movement disorder neurologists and a select segment of community-based neurologists who manage patients with Huntington’s disease. Due to the specialized nature of managing the symptoms of Huntington’s disease there are a limited number of treating physicians, which we believe will enable us to target potential SD-809 prescribers with a small sales force. We expect our commercial organization to launch SD-809, including sales representatives, will initially be approximately 50 employees. We expect approximately an additional 20 employees initially to provide support activities for commercialization of SD-809. We may adjust these numbers in the future as we further refine our commercial plan and based on strategic and business considerations. In the United States, we estimate that approximately 500 movement disorder neurologists are responsible for prescribing about half of all tetrabenazine prescriptions, with the next 500 prescribers accounting for 25% of prescriptions, and the last 1,500-2,000 prescribers accounting for the last 25% of prescriptions, based on extrapolation from IMS Health Institute data. The Huntington Study Group is a network of hundreds of clinical investigators, coordinators and scientists who provide comprehensive care to Huntington’s disease patients and families and carry out multi-center clinical research. We have partnered with the Huntington Study Group for our ongoing clinical trials of SD-809 in Huntington’s disease. Key opinion leaders from academic movement disorder centers drive the standard of care in this indication; many of these individuals have or will have experience with SD-809 through participation in our clinical trials.

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

In the United States, tetrabenazine is currently distributed through only three specialty pharmacies. Physicians must fill out a treatment form provided by the manufacturer in order to prescribe the drug, and the drug is shipped directly to patients from one of these three specialty pharmacies. In addition, there are a REMS program and other support services associated with the distribution of tetrabenazine, which are administered through this specialty distribution system. Xenazine is expected to lose market exclusivity related to its orphan drug status for the treatment of chorea associated with Huntington’s disease in August 2015. While a generic version of Xenazine may become available in the future as a result of this loss of market exclusivity, we believe that Xenazine’s restricted distribution through these three specialty pharmacies, along with the associated support services and the REMS, provide a barrier to the entry of generic drugs. For example, there are over 200 branded drugs that are distributed through specialty pharmacies. Of these, approximately 20 to 30 drugs have a generic alternative to the branded drug. Based on available pricing data on 21 such branded drugs sold exclusively through specialty pharmacies, we found that introduction of generic drugs resulted in an average price reduction of less than 20%. There was a median of three generic drugs available with respect to each of these branded drugs. We believe that pricing for SD-809 will ultimately be determined by a variety of factors, including the nature of the drug label approved by the FDA, safety, tolerability and efficacy profile, distribution system and a host of other factors.

Other programs

We have additional deuterium-containing product candidates in various stages of development that cover a range of disease areas. These programs include SD-560, a deuterium-containing form of pirfenidone, which is currently being evaluated in Phase 1 clinical trials, SD-1077, a deuterium-containing form of levodopa, which we plan to evaluate in Phase 1 proof of concept clinical trials and SD-254, a deuterium-containing form of venlafaxine, which has completed two Phase 1 clinical trials. These and other compounds in our portfolio demonstrate attractive profiles relative to the corresponding non-deuterium-containing compounds, which may enable greater efficacy, reduced dosing frequency and interpatient variability and improved safety and tolerability.

SD-560 is a deuterium-containing pirfenidone for the treatment of idiopathic pulmonary fibrosis and other fibrotic conditions, which we have tested in vitro and in animal models to date. We are conducting a single-center, double-blind, randomized, two-period crossover clinical trial in healthy volunteers with equal doses of SD-560 or pirfenidone. The objectives of the clinical trial are to compare the pharmacokinetics of SD-560 and pirfenidone and their respective metabolites and to evaluate the safety and tolerability of SD-560 and inform further development activities. We expect the data from this clinical trial to be available by mid-2015. We are pursuing an orphan drug designation for the use of SD-560 in the treatment of idiopathic pulmonary fibrosis in the United States.

SD-1077, a selective deuterium-containing form of levodopa, which is an investigational new drug for the potential treatment of Parkinson’s disease, has been shown in preclinical rodent models to improve the half-life of dopamine in the brain resulting in a prolonged treatment effect in these animals, suggesting that SD-1077 may have the potential to prolong the anti-parkinsonian effect in patients. These properties of SD-1077 may enable less frequent dosing, a reduction in the daily dose of levodopa and a reduction in the development of levodopa-induced dyskinesias and other motor complications of Parkinson’s disease. SD-1077 has potential to be administered via multiple formulations and/or delivery methods, including orally, inhaled, subcutaneously, and as a pump, among others. We are advancing SD-1077 through preclinical studies in preparation for initiation of clinical development in 2015. These and other compounds in our portfolio could be advanced or partnered in the future based on strategic considerations and availability of resources.

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

We currently rely on single suppliers for raw materials, including drug substance, and single manufacturers for production of our investigational drug product and expect to rely on third-party suppliers and manufacturers for the commercial supply of any approved products. We currently employ internal resources and third-party consultants as needed to manage our CMOs. These CMOs offer a comprehensive range of contract manufacturing and packaging services and have successfully handled the scale up of AUSTEDO in preparation for commercialization.

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

Huntington’s disease. We anticipate that, if approved, SD-809 will compete primarily against Xenazine and, potentially in the future, generic tetrabenazine, for the treatment of chorea associated with Huntington’s disease. There are several product candidates in clinical development for the treatment of Huntington’s disease. These include Huntexil (prodipidine) and Nerventra (laquinimod), which are being developed by Teva Pharmaceutical Industries; PBT2, which is being developed by Prana Biotechnology Ltd.; SEN0014196 (selisistat), which is being developed by Siena Biotech S.p.A.; PROCYSBI (cysteamine), which is approved for the treatment of nephropathic cystinosis and is being developed for Huntington’s disease by Raptor Pharmaceuticals, Inc.; OMS824, which is being developed by Omeros Corporation; PF-2545920, which is being developed by Pfizer, Inc.; and BN82451, which is being developed by Ipsen. Valeant Pharmaceuticals International owns a modified-release tetrabenazine formulation, but to our knowledge, is not currently developing it and withdrew a planned clinical trial prior to initiating enrollment. We are not aware of any other company that has a modified-release tetrabenazine product candidate in clinical development in the United States.

Tardive dyskinesia. There are currently no approved drugs for the treatment of tardive dyskinesia, but we believe that tetrabenazine is prescribed off-label for this indication. We are aware of several product candidates in clinical development for treatment of tardive dyskinesia including: NBI-98854 (valine ester substituted analog of a single stereoisomer of alpha), which is being developed by Neurocrine Biosciences, Inc.; SNC-102 (acamprosate calcium), which is being developed by Synchroneuron Inc.; and Tardoxal (pyridoxine hydrochloride), which is being developed by Medicure Inc.

Tourette syndrome. There are currently three FDA-approved drugs for the treatment of Tourette syndrome, aripiprazole (marketed as ABILIFY by Otsuka Pharmaceutical Group), haloperidol and pimozide, which are all neuroleptics. We believe that tetrabenazine and guanfacine are prescribed off-label for this indication as well. We are aware of several product candidates in clinical development for the treatment of Tourette syndrome including: NBI-98854 (a valine ester-substituted analog of alpha), which is being developed by Neurocrine Biosciences, Inc.; ecopipam (a synthetic benzazepine derivative), which is being developed by Psyadon Pharmaceuticals Inc.; AZD5213, which is being developed by AstraZeneca plc; CPP-109, which is being developed by Catalyst Pharmaceutical Partners; SNC-102 (acamprosate calcium), which is being developed by Synchroneuron, Inc.; and EPI-754, which is being developed by Edison Pharmaceuticals, Inc.

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

Our SD-809 patent portfolio currently includes issued composition of matter patents in the United States (US 8,524,733), Europe (EP 2326643), Japan (JP 5616345), New Zealand (591615), and China (CN 102186848), and an allowed composition of matter application in Australia. The issued U.S. composition of matter patent is expected to expire in March 2031, while the European patent is expected to expire in September 2029, before any patent term extension, or PTE, or equivalent to which we may be entitled under the Hatch-Waxman Act or equivalent laws in other jurisdictions where we have issued patents. We have also received a Notice of Allowance from the United States Patent and Trademark Office for claims covering pharmaceutical compositions of SD-809. In addition we have several pending patent applications in the United States and other countries that, if issued, will cover composition of matter, as well as methods of treatment, manufacture, formulations, indications, dose ranges and other applications and aspects of SD-809, and have the potential to extend the patent coverage beyond 2031. We solely own all the issued patents and the pending patent applications in our SD-809 patent portfolio.

Our SD-254 patent portfolio currently includes issued composition of matter (US 7,456,317) and method of treatment (US 8,138,226) patents in the United States, and issued composition of matter and method of treatment patents in Canada (CA 2,631,581), China (CN 101336226), Hong Kong (1125626B), Japan (JP 5302005), South Korea (KR 1068180) and Mexico (MX 275566). The issued U.S. composition of matter patent is expected to expire in November 2026 and the method of treatment patent is expected to expire in September 2028, before any patent term extension or equivalent to which we may be entitled under the Hatch-Waxman Act.

Our SD-560 patent portfolio currently includes an issued composition of matter patent in the United States (US 8,383,823), an issued method of treatment patent in the United States (US 8,680,123), an allowed food effect application in the United States (U.S. Application Ser. No. 14/003,106), and issued composition of matter and method of treatment patents in Europe (EP 2170828), Japan (JP 5587184) and Australia (AU 2008265595). The issued U.S. patents are expected to expire in June 2028, and the European patent is expected to expire in June 2028, before any patent term extension or equivalent to which we may be entitled under the Hatch-Waxman Act or equivalent laws in other jurisdictions where we have issued patents.

Our SD-1077 product candidate is currently in pre-clinical development. We have been developing SD-1077 in collaboration with Imphar AG, a private Germany-based drug development company since July 2014 and in January 2015, we entered into a share purchase agreement to acquire the remaining rights to SD-1077, and related intellectual property, through the acquisition of Imphar AG, which closed in January 2015. Imphar AG had previously granted us exclusive U.S. and select worldwide rights while retaining European and additional worldwide rights, all of which were transferred to us, along with the related intellectual property, pursuant to the closing of the share purchase agreement in January 2015.

Our SD-1077 patent portfolio currently includes issued composition of matter patents in the United States (US 8,168,820 and US 8,247,603), Europe (EP 1613571) and several other countries. We have an additional 44 issued or allowed patents and 63 patent families in prosecution in our broader patent portfolio covering, among other things, the deuterium-containing form of 66 drugs.

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

The term of a patent that covers an FDA-approved drug may also be eligible for PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, permits a PTE of up to five years beyond the expiration of the patent in certain circumstances. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA or other regulatory approval, we may be able to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval, if any, of SD-809 or our other product candidates, one or more of our U.S. patents may be eligible for limited PTE.

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

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•

Phase 1: In Phase 1, through the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness;

•

Phase 2: Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks;

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all preclinical, clinical and other testing, including negative or ambiguous results as well as positive findings and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls, as well as proposed labeling. Under federal law, the submission of most NDAs is subject to a substantial application user fee, currently exceeding $2,335,000, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $569,000 per establishment. These fees are typically increased annually. However, NDA user fees may be exempted for the first NDA submission by a sponsor who is defined as a small business or for a drug designated as an orphan drug.

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

We received an orphan drug designation of SD-809 for the treatment of Huntington’s disease from the FDA in November 2014, and an orphan drug designation of SD-809 for the treatment of Tourette syndrome in the pediatric population (defined as zero through 16 years of age) from the FDA in January 2015.

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

Additionally, the federal Physician Payment Sunshine Act created under Section 6002 of the PPACA and its implementing regulations requires that manufacturers of drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the CMS information related to payments or other “transfers of value” made or distributed to physicians (defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors), generally, with some exceptions, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals. Additionally, applicable manufacturers and applicable group purchasing organizations are required to report annually to the CMS certain ownership and investment interests held by physicians (as defined above) and their immediate family members, and payments or other “transfers of value” to such physician owners and their immediate family members. Manufacturers were required to begin data collection beginning August 1, 2013, and submit reports on payment data to the government for the first reporting period (from August 1, 2013 to December 31, 2013) by June 30, 2014. Thereafter, covered manufacturers must submit reports by the 90th day of each subsequent calendar year. Disclosure of such information was made on a publicly available website beginning in September 2014.

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

Third-party payor coverage and reimbursement

The commercial success of our products, if and when approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third-party payors at the federal, state and private levels. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our products will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or are reimbursed by government payors, such as Medicare and Medicaid, private health coverage insurers and other third-party payors. The market for our products will depend significantly on access to third-party payors’ formularies, or lists of treatments for which third-party payors provide coverage and reimbursement. A number of payors in the United States including Anthem, Cigna, Medicare and Medicaid, currently maintain coverage for the use of Xenazine in hyperkinetic movement disorders such as chorea associated with HD, tardive dyskinesia and tic associated with Tourette syndrome.

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

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

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

•	a new requirement to annually report certain drug samples that manufacturers and distributors provide to licensed practitioners, or to pharmacies of hospitals or other healthcare entities.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Employees

As of December 31, 2014, we had 35 full-time employees, 11 of whom hold M.D., Ph.D. or Pharm.D. degrees, 23 of whom were engaged in research and development activities and 12 of whom were engaged in business development, marketing, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees. As part of our acquisition of Imphar AG in January 2015, we also have two full-time employees in Germany.

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

Our future success will depend almost entirely on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize SD-809, our lead program, in the United States, which may never occur. We have no significant product candidates beyond Phase 1 clinical trials, in our clinical development pipeline other than SD-809. We currently generate no revenues from sales of any drugs and we may never be able to develop or commercialize a marketable drug.

Although we have successfully completed a Phase 3 clinical trial of SD-809 in patients having chorea associated with Huntington’s disease and plan to submit a New Drug Application, or NDA, filing based on the desirable Phase 3 data, we cannot be certain that we will obtain regulatory approval, and even if we do, there can be no assurance that the approval process will not be lengthy. Also, before we can market and sell SD-809 in the United States or foreign jurisdictions, we may need to commence and complete additional clinical trials, and will need to manage clinical, preclinical, and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States and from similar foreign regulatory agencies in other jurisdictions, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and develop sufficient commercial capabilities for SD-809. We have not submitted a NDA to the FDA or similar drug approval filings to comparable foreign authorities, for any product candidate. Further, SD-809 may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of SD-809. If SD-809 is approved and we fail to successfully commercialize it, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

This regulatory review and approval process, which includes evaluation of preclinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes many years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is ten to twelve months for a Standard Review application and six to eight months for a Priority Review application, depending on whether the drug at issue is a new molecular entity. Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA for SD-809, or an NDA filing for any of our other product candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to the FDA around the same time period. We cannot predict if, or when, we might receive regulatory approvals for SD-809 or any future product candidates. We intend to seek, where appropriate, Priority Review for our drug candidates but cannot be certain that we will obtain Priority Review, and even if we do, there can be no assurance that the approval process will not be lengthy. Moreover, any approvals that we obtain may contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or require as a condition of approval a REMS to ensure that the benefits of the drug outweigh the risks. In such event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

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

In December 2014, we announced positive topline results from our First-HD trial, a placebo-controlled trial of SD-809 in 90 patients with chorea associated with Huntington’s disease and our ARC-HD Switch trial where patients with chorea associated with Huntington’s disease on stable doses of tetrabenazine were switched overnight to SD-809 (at about half the tetrabenazine dose) and monitored for safety and efficacy for eight weeks, with an analysis at one, four and eight weeks. Patients from First-HD and ARC-HD Switch are eligible to roll into our ARC-HD Rollover trial, which is a long-term safety study. These trials are being conducted at sites in the United States, Canada and Australia.

We have also initiated two clinical trials for the treatment of tardive dyskinesia that are being conducted at sites in the United States and Europe. The first trial, referred to as ARM-TD, is a placebo-controlled trial of SD-809 in approximately 90 patients with tardive dyskinesia and we expect to announce topline data from this trial in mid-2015. The second trial, referred to as AIM-TD, is a placebo-controlled trial of SD-809 in approximately 200 patients with tardive dyskinesia and we expect to announce topline data from this trial in 2016. In addition to the Huntington’s disease and tardive dyskinesia programs, we initiated an open-label preliminary efficacy, pharmacokinetic and safety Phase 1b clinical trial for the treatment of tics associated with Tourette syndrome. We plan to enroll approximately 20 subjects to evaluate preliminary efficacy and safety, in addition to studying the pharmacokinetics of SD-809 in adolescents. These additional data are expected to further support the dosing assumptions and design elements of a randomized, controlled trial in this patient population and accelerate the development of SD-809 in this indication. We plan to announce topline data from this trial by mid-2015.

Although we achieved positive results on the endpoints from our First-HD and ARC-HD Switch clinical trials, and even if we achieve positive results from our other ongoing or any future clinical trials, the FDA may disagree that the clinical trials are adequate to show safety or efficacy in the indication being sought or with our interpretation of the data and deem the results insufficient to demonstrate efficacy at the level required by the FDA for product approval. While we do not have any current plans to do so, it is possible that we may make modifications to the clinical trial protocols or designs of one or more of our ongoing clinical trials that delay enrollment or completion of such clinical trials and could delay regulatory approval of SD-809. Any failure to obtain approval for SD-809 on the timeline that we currently anticipate, or at all, would have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

We intend to seek FDA approval through the Section 505(b)(2) regulatory pathway for SD-809. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. In the case of SD-809, we intend to file a Section 505(b)(2) NDA that relies on certain of the FDA’s prior findings of safety for the approved drug, tetrabenazine (marketed as Xenazine in the United States). Our ability to rely on certain of the FDA’s safety findings with regard to tetrabenazine will depend on our ability to demonstrate to the FDA’s satisfaction that the dose range of SD-809 employed in our Phase 3 program exposes patients to similar levels of key active metabolites as the approved dose range of tetrabenazine. In our initial Phase 1 clinical trial, the sum of two key metabolites more than doubled at an equi-milligram dose of SD-809 as tetrabenazine, indicating that SD-809 exposes patients to similar levels of active metabolites at half the dose of tetrabenazine. Even with such a showing, the FDA has indicated that controlled safety data for SD-809 is required. We have generated such controlled safety data for SD-809 in our First-HD trial, however there can be no assurance that the FDA will be satisfied with these data. With regard to efficacy, our First-HD trial is similar in design to the successful tetrabenazine clinical trial that, along with the confirmatory evidence from a second, failed clinical trial, provided the basis for the finding of efficacy of tetrabenazine. We have not discussed with the FDA specifically whether our First-HD trial alone is adequate to establish the efficacy of SD-809. We expect to discuss this matter along with the topline positive results from the First-HD trial at a pre-NDA meeting with the FDA; however, we can provide no assurance that the FDA will not require additional clinical trials of SD-809.

By pursuing the Section 505(b)(2) regulatory pathway for SD-809, our reliance on the prior findings of safety for Xenazine may require any approved labeling for SD-809 to include certain safety information that is included in the labeling of Xenazine. For example, we have completed a thorough QT study of SD-809 in healthy subjects to further evaluate the potential effect of SD-809 on cardiac repolarization, specifically the QT-interval, and although the results are desirable, the trial design was not discussed with FDA and it is possible that the labeling for SD-809, if approved, may contain information pertaining to the Xenazine QT interval. Topline results from this thorough QT study demonstrated that at two different dose levels, SD-809 had no clinically significant effect on cardiac repolarization as assessed by the QT interval. A tetrabenazine arm was included for comparison and demonstrated an increase in QTc that is consistent with the effect reported in the FDA labeling for Xenazine. The clinical trial’s assay sensitivity was established by the observation of characteristic QTc prolongation following dosing with moxifloxacin. If the FDA disagrees with our position that reliance on the safety data for Xenazine is appropriate, or if the data required for approval of our Section 505(b)(2) NDA are different than anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for SD-809 would likely substantially increase. Moreover, the inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than SD-809, which could materially adversely impact our competitive position and prospects. Even if the Section 505(b)(2) regulatory pathway is deemed appropriate for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate.

In addition, we expect that our competitors may file citizens’ petitions with the FDA in an attempt to persuade the FDA that our products, or the clinical trials that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

SD-809 or our other product candidates may cause undesirable side effects or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Undesirable side effects caused by SD-809 or our other product candidates could cause us or regulatory authorities to interrupt, delay, suspend or terminate clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. This, in turn, could limit or prevent us from commercializing SD-809, or our other product candidates, and generating revenues from their sale. While the topline data from the First-HD and ARC-HD Switch clinical trials showed a desirable safety and tolerability profile with low rates of adverse events, such as depression, somnolence, akathisia and anxiety, the most common adverse events observed in patients who received SD-809 were insomnia, somnolence, fatigue, diarrhea, irritability and dry mouth. In First-HD, there was one patient with two serious adverse events (cholecystitis and agitated depression) in the SD-809 group, and one patient with one serious adverse event (exacerbation of chronic obstructive pulmonary disease, or COPD) in the placebo group. The same patient experiencing the serious adverse events in the SD-809 group also reported suicidal ideation, which was not considered a serious adverse event. In ARC-HD Switch, one patient was hospitalized for pneumonia and another patient was hospitalized overnight for dehydration. Neither of these adverse events was considered related to study medication and both of these events resolved. In the ongoing open label ARC-HD Rollover trial, which is not a placebo controlled trial, one patient was briefly hospitalized as a precaution for worsening anxiety, depression and suicidal ideation, events considered possibly related to study medication. Another subject developed depression and suicidal ideation, events considered possibly related to study medication. A third subject was briefly hospitalized for dehydration and confusion, events considered not related to study medication. All of these adverse events resolved. Results from our ongoing or future clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of SD-809 or our other product candidates for their targeted indications. Further, such side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may have a material and adverse impact on our business, prospects, financial condition and results of operations.

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

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and provided the FDA with expanded authority to require the adoption of a REMS to assure safe use of the product candidates, either as a condition of product candidate approval or on the basis of new safety information. Given that tetrabenazine is subject to a REMS, we anticipate that approval of SD-809, if obtained, will be conditioned on the requirement to implement a REMS, and it is possible that our other product candidates may require a REMS. The REMS may include, among other things, medication guides for patients, special communication plans to health care professionals or elements to assure safe use, such as restricted distribution methods, patient registries and/or other risk minimization tools. We cannot predict the specific REMS to be required as part of the FDA’s approval of our product candidates. While the topline data from the First-HD and ARC-HD Switch clinical trials showed a desirable safety and tolerability profile with low rates of depression, somnolence, akathisia, anxiety and suicidal ideation, the most common adverse events observed in patients who received SD-809 were insomnia, somnolence, fatigue, diarrhea, irritability and dry mouth. In First-HD, there was one patient with two serious adverse events (cholecystitis and agitated depression) in the SD-809 group, and one patient with one serious adverse event (exacerbation of COPD) in the placebo group. The same patient experiencing the serious adverse events in the SD-809 group also reported suicidal ideation, which was not considered a serious adverse event. In ARC-HD Switch, one patient was hospitalized for pneumonia and another patient was hospitalized overnight for dehydration. Neither of these adverse events was considered related to study medication and both of these events resolved. In the ongoing open label ARC-HD Rollover trial which is not a placebo controlled trial, one patient was briefly hospitalized as a precaution for worsening anxiety, depression and suicidal ideation, events considered possibly related to study medication. Another subject developed depression and suicidal ideation, events considered possibly related to study medication. A third subject was briefly hospitalized for dehydration and confusion, events considered not related to study medication. All of these adverse events resolved. We would likely expect the elements of the REMS for SD-809, if approved, to be similar to the REMS for tetrabenazine, which includes a communication plan to healthcare providers to provide information about the increased risk of drug-associated depression and suicidality, proper titration and dosing, and the risk of drug-drug interactions with strong CYP2D6 inhibitors in patients taking the drug and the need to test for CYP2D6 enzyme activity. Any limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates, if approved. Depending on the extent of the REMS requirements, these requirements may significantly increase our costs to commercialize these product candidates. Furthermore, risks of our product candidates that are not adequately addressed through proposed REMS for such product candidates may also prevent or delay their approval for commercialization.

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

•	obtaining sufficient quantities of drug product for use in clinical trials;
•	obtaining IRB approval to conduct a clinical trial at a prospective site;
•	adding new clinical trial sites;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions;
•	unforeseen safety issues or any determination that a clinical trial presents unacceptable health risks;

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential benefits of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating. Our ongoing AIM-TD clinical trial of SD-809 for the treatment of tardive dyskinesia will seek to enroll significantly more patients than we have enrolled in any single clinical trial of SD-809 to date and we may not be able to do so successfully. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance.

We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. If these relationships exceed certain financial thresholds, they must be reported to the FDA at the time of NDA submission. Such payments made to any investigator or the investigator’s institution that exceeds $25,000 during the time the clinical investigator is carrying out the study and for one year following completion of the study must be reported to the FDA at the time of NDA submission. In addition, disclosable financial interests include: (1) any compensation to the investigator by the sponsor in which the value could be affected by study outcome; (2) a proprietary interest in the tested product; and (3) any equity interest in the sponsor of the covered clinical study, including any ownership interest, stock options, or other financial interest whose value cannot be readily determined through reference to public prices. In addition to disclosing the financial interest of an investigator, the NDA applicant must describe any steps taken to minimize the risk of bias, which could include factors such as multiple study sites, the use of appropriate blinding and randomization procedures, and the assessment of objective study points. We expect to disclose a financial arrangement, including a grant to an investigator’s institution, for at least one investigator and submit this information in our NDA. In addition, individuals associated with our CROs or any other entity that manages or is involved with our clinical trials, including principal investigators, may serve as consultants to us from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation to the clinical investigator carrying out the study, or to any entity that manages or is involved with our clinical trials or to individuals associated with that entity, result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of our NDA by the FDA. Any such delay or rejection could prevent us from commercializing SD-809.

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

We may not obtain orphan drug exclusivity for any of our product candidates.

Our business strategy focuses on the development and commercialization of novel medicines for the treatment of orphan diseases. In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. The applicant will not be required to pay the NDA fee if the orphan designation has been granted, but will be required to pay the NDA fee if the designation is still pending at the time the NDA is submitted, although the FDA could still grant a waiver of the application fee for the first drug application as a small business (section 736(d) of the FDCA) if the criteria for a small business are met. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. The FDA defines “same drug” as a drug that contains the same active chemical entity and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug marketing exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation or if a third party first obtains approval of the same drug for the orphan designated indication (unless FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care). Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We received an orphan drug designation of SD-809 for the treatment of Huntington’s disease from the FDA in November 2014, and an orphan drug designation of SD-809 for the treatment of Tourette syndrome in the pediatric population (defined as zero through 16 years of age) from the FDA in January 2015. However, we may not obtain orphan drug designation for any of our other current, or future, product candidates and hence would not receive the market exclusivity or be afforded the financial incentives attained with orphan drug exclusivity.

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

We anticipate that, if approved, SD-809 will compete primarily against Xenazine and, potentially in the future, generic tetrabenazine for the treatment of chorea associated with Huntington’s disease. In addition, there are several product candidates in clinical development for the treatment of Huntington’s disease. These include Huntexil (prodipidine) and Nerventra (laquinimod), which are both being developed by Teva Pharmaceutical Industries; PBT2, which is being developed by Prana Biotechnology Ltd.; SEN0014196 (selisistat), which is being developed by Siena Biotech S.p.A.; PROCYSBI (cysteamine), which is approved for the treatment of nephropathic cystinosis and is being developed for Huntington’s disease by Raptor Pharmaceuticals, Inc.; OMS824, which is being developed by Omeros Corporation; PF-2545920, which is being developed by Pfizer Inc. and BN82451 which is being developed by Ipsen.

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

There are currently three FDA-approved drugs for the treatment of Tourette syndrome, aripiprazole (marketed as ABILIFY by Otsuka Pharmaceutical Group), haloperidol and pimozide, which are all neuroleptics. We believe that tetrabenazine and guanfacine are prescribed off-label for this indication as well. We are aware of several product candidates in clinical development for the treatment of Tourette syndrome including: NBI-98854 (a valine ester-substituted analog of alpha), which is being developed by Neurocrine Biosciences, Inc.; ecopipam (a synthetic benzazepine derivative), which is being developed by Psyadon Pharmaceuticals Inc.; AZD5213, which is being developed by AstraZeneca plc; CPP-109, which is being developed by Catalyst Pharmaceutical Partners; SNC-102 (acamprosate calcium), which is being developed by Synchroneuron, Inc.; and EPI-754, which is being developed by Edison Pharmaceuticals, Inc.

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

Our CROs are not our employees and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for SD-809 and other future product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

While we believe that the reduced interpatient variability and lower dosing frequency of SD-809 relative to Xenazine will allow us to differentiate SD-809 from Xenazine in the market, if approved, because we do not intend to conduct a Phase 3 clinical trial comparing SD-809 to Xenazine, we will not be able to make direct comparative claims regarding the safety of SD-809 and Xenazine either in labeling or in our promotional materials for SD-809 from such trials. If SD-809 or any of our other product candidates is approved but fails to attain market acceptance by physicians, health care payors, or patients, we may not be able to generate significant revenue to achieve or sustain profitability, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will stay in effect through 2024 unless additional Congressional action is taken. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

As of December 31, 2014, we had 35 full-time employees. In addition, we have engaged part-time employees and individual consultants to assist us with a number of activities, including finance, clinical, regulatory and quality. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our research and development activities, commercialize SD-809, if approved, and transition to operating as a public company. Our management and scientific personnel, systems and facilities currently in place may not be adequate to support this expected growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	manage our clinical trials effectively, including our ongoing clinical trials of SD-809;
•	manage our internal development efforts effectively while carrying out our contractual obligations to contractors and other third parties;
•	manage our expanding manufacturing operations;
•	continue to improve our operational, financial and management controls and reporting systems and procedures; and
•	attract and retain sufficient numbers of talented employees.

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

In December 2013, we entered into a term loan facility with Oxford Finance LLC, or Oxford, and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million, which was funded at closing, and in December 2014, we amended the facility to extend the interest-only payment period. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property. Our intellectual property is subject to a negative pledge. $5.0 million of the proceeds from the term loan were used to repay our Square 1 credit facility. The term loan bears interest at a fixed rate equal to 8.99% per annum and matures on January 1, 2018. We have been making interest-only payments pursuant to the terms of the loan facility and, pursuant to the terms of the December 2014 amendment, we are required to make a total of 24 monthly interest-only payments through January 1, 2016 followed by 24 equal monthly payments against the outstanding principal and interest. However, if we complete an NDA submission of SD-809 for chorea associated with Huntington’s disease, and we are otherwise in compliance with the loan facility, as of June 30, 2015, the interest-only period will extended to 30 months, followed by 18 equal monthly payments against the outstanding principal and interest. Upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

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

We were formed as a California corporation in February 2001. In June 2007 we reincorporated in Delaware. Our operations to date have been limited to developing SD-809 and our other product candidates. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize a product candidate. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing a significant number of pharmaceutical products.

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of SD-809 or any of our other product candidates, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

We have a limited operating history and have focused our efforts primarily on developing SD-809 and our other product candidates. SD-809 will require substantial additional development time and resources before we will be able to receive regulatory approvals for all three planned indications, implement commercialization strategies and begin generating revenue from product sales, as will our other product candidates, and there can be no assurance that any of our product candidates will ever achieve regulatory approval or generate any revenue. We do not know when we will generate any revenue, if ever, from sales of SD-809 or any of our other product candidates. We have incurred losses each year since our inception, including net losses of $59.6, $15.6 million and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Moreover, as of December 31, 2014, we had an accumulated deficit of $125.1 million.

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

To complete the development and commercialization of SD-809, if approved, for all three planned indications, we may require additional capital. Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through collaborations or licenses may require us to relinquish rights to our product candidates.

Our operations have consumed substantial amounts of cash since inception. From inception to January 31, 2015, we have raised net cash proceeds of approximately $424.7 million from the sale of common stock, convertible preferred stock, convertible notes and warrants, the exercise of stock options and warrants and ESPP purchases, most of which has been raised since our IPO in February 2014. For example, we raised total net proceeds of $151.6 million in 2014 connection with our initial public offering in February 2014 and our follow-on offering in July 2014. In January 2015, we completed a second follow-on offering in which we raised additional net proceeds of approximately $190.5 million.

We expect to continue to spend substantial amounts to continue clinical development of SD-809, including the conduct of our ongoing clinical trials, planned clinical trials and any future required clinical development, seek regulatory approval for SD-809, launch and commercialize SD-809, if approved, and repay our existing debt.

We expect that the net proceeds to us from our recent public offerings will be sufficient to fund our operations at least through 2017, including through the completion of our ongoing and planned clinical trials and the filing of an NDA and commercial launch of SD-809, if approved, for the treatment of chorea associated with Huntington’s disease. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trials may encounter technical or other issues that could cause our development costs to increase more than we expected. In any event, we expect that we will require additional capital to complete the development of SD-809 for other indications.

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

Composition of matter patents on the chemical API are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Our SD-809 patent portfolio currently includes one issued composition of matter patent in the United States (US 8,524,733), one in Europe (EP 2326643B), one in Japan (JP 5616345) and one in China (CN 102186848), one in New Zealand (591615), and one patent application for which we have received a notice of allowance in the United States, and several pending patent applications in the United States and other countries that, if issued, will cover compositions of matter, methods of treatment, and formulations. The issued U.S. patent is expected to expire in March 2031, and the European patents, Japanese patents and patents in the other countries are expected to expire in September 2029. We cannot be certain that the claims in our patent applications covering composition of matter will be considered patentable by the U.S. Patent and Trademark Office, or U.S. PTO, and courts in the United States or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. If the patent applications we hold with respect to SD-809 or our other product candidates fail to issue or if the breadth or strength of protection of our patents or patent applications is threatened, it could threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found not invalid and not unenforceable or will go unthreatened by third parties. Further, if we encounter delays in regulatory approvals, the period of time during which we could market SD-809 or our other product candidates under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to SD-809 or any of our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For patent applications filed on or after March 16, 2013, under the “first inventor-to-file” system for patent applications of the Leahy–Smith America Invents Act, priority of patent applications in the United States is determined based on filing date. In the United States, the natural expiration of a patent is generally 20 years after it is filed, or 20 years after the filing date of any non-provisional application to which it claims priority. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for SD-809 or any of our other product candidates, we may be open to competition from generic medications.

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

Proceedings to enforce our patent rights in the United States could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights in the United States may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of February 15, 2015, our executive officers, directors and 5% stockholders and their affiliates beneficially owned an aggregate of approximately 64% of our outstanding voting shares. Therefore, these stockholders may have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, they may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

A substantial number of the shares sold through our public offerings are held by our directors, executive management team and the entities affiliated with our directors. At the time of the offerings, these parties have agreed to lock-up periods in which they would not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, their shares of common stock. As of December 31, 2014, these lock-up periods have expired; however, as part of our January 2015 follow-on offering, these parties agreed that for a period of 60 days after the date of the respective prospectus filing on January 23, 2015, they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock. As such, subject to certain limitations, approximately 9,414,021 shares of our common stock will become eligible for sale upon expiration of such lock-up period. Furthermore, persons who were stockholders prior to the sale of shares in our initial public offering are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 60-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act.

Any sales of securities by these stockholders, or other large shareholders, could have a material adverse effect on the trading price of our common stock.

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

We expect that significant capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To the extent we raise additional capital by issuing equity or convertible securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to the rights of our existing stockholders, including stockholders who purchase shares in this offering.

Pursuant to the 2014 Plan, our management is authorized to grant stock options to our employees, directors and consultants. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1st each year through January 1, 2024, by an amount equal to four percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. On January 1, 2015, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 1,109,847 additional shares available for future grant under the 2014 Plan. In addition, our board of directors may grant or provide for the grant of rights to purchase shares of our common stock pursuant to the terms of the ESPP. The number of shares of our common stock reserved for issuance under our ESPP will automatically increase on January 1st each year through January 1, 2024, by an amount equal to the lesser of 530,000 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. On January 1, 2015, the initial automatic increase pursuant to the ESPP occurred, resulting in 277,461 additional shares available for future grant under the ESPP. Unless our board of directors elects not to increase the number of shares underlying our 2014 Plan and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to decline.

We have broad discretion in the use of the net proceeds from our recently completed public offerings and may not use them effectively.

Our management has broad discretion in the application of the net proceeds to us from our recently completed public offerings. Because of the number and variability of factors that will determine our use of the net proceeds to us from this offering, their ultimate use may vary substantially from their currently intended use. Our management may not apply the net proceeds to us from this offering in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds to us from this offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds to us from this offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.

Our net operating loss carryforwards and research and development tax credits may expire and not be used. As of December 31, 2014, we had generated federal and state net operating loss carryforwards of approximately $91.2 million and $94.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $5.2 million and $1.8 million, respectively.

Our federal net operating loss carryforwards will begin expiring in 2021 if we have not used them prior to that time and our state net operating loss carryforwards will continue to expire in 2015. Our federal research and development tax credits will begin expiring in 2021 unless previously used. Our state research and development tax credits do not expire. Additionally, under Internal Revenue Code Sections 382 and 383, the annual use of our net operating loss carryforwards and research tax credits will be limited in the event a cumulative change in our ownership occurs within a three-year period, which is generally defined as a greater than 50% change (by value) in equity ownership. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, certain states have suspended the use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. Currently, California allows companies to utilize their net operating losses, however, new legislation could suspend the use of those losses in the future. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our operating results and financial condition.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our shares.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Our credit facility also contains a negative covenant that prohibits us from paying dividends without the prior written consent of Oxford. Any return to stockholders will therefore be limited to appreciation, if any, of their stock.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2014, and concluded that as of that date, our disclosure controls and procedures were effective. However, in May 2014, we failed to timely furnish a Form 8-K to the SEC with respect to our results of operations and financial condition for the quarter ended March 31, 2014. While we believe that we have remediated the cause of the failure to timely furnish this Form 8-K, if we have failed to correct this issue or if our disclosure controls and procedures otherwise prove to be ineffective, our ability to report information required to be disclosed on a timely and accurate basis may be adversely affected. Any such failure in our disclosure controls and procedures could result in misinformation being disseminated to the public. Investors relying upon any such misinformation may make an uninformed investment decision.

If securities or industry analysts do not continue to publish research or reports, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. As a newly public company, we have only limited research coverage by research analysts. We do not have any control over these analysts. Research analysts may elect not to initiate or continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. The price of our stock could decline if one or more research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

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
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of at least 662/3% of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of at least 662/3% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

We currently lease approximately 24,725 square feet of corporate office space at our headquarters in San Diego, California under a lease that expires in March 2020. We also have leased office space in Lake Forest, Illinois and Berlin, Germany. We have no laboratory, research, manufacturing or warehouse facilities and we do not plan to purchase or lease facilities for our manufacturing, packaging or warehousing as such are provided to us by third-party contractors. We believe that our existing facilities are adequate to meet our current needs and that, should it be needed, suitable additional alternative spaces will be available in the future to accommodate expansion of our operations on commercially reasonable terms.

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

Market Information

Our common stock began trading on the NASDAQ Global Market on February 5, 2014 and trades under the symbol “ASPX.” As of February 27, 2015, there were 31,815,187 shares of common stock outstanding, help by approximately 20 stockholders of record. Many stockholders hold their shares in street name and we believe there are more than 1,500 beneficial owners of our common stock. The closing price of our common stock on the NASDAQ Global Market on December 31, 2014, the last trading day in 2014 was $52.48 per share. The following table sets for the high and low sales prices for our common stock as reported on the NASDAQ Global Market for the periods indicated:

	Year Ended December 31,
	2014
Period:	High	Low
First Quarter (from February 5, 2014)	$35.78	$13.25
Second Quarter	$33.09	$14.75
Third Quarter	$26.59	$17.01
Fourth Quarter	$54.50	$22.53

Dividend Policy

We have never declared or paid any dividends on our common stock and do not currently intend to pay any cash dividends on our common stock. We expect to retain and any future earnings, if any, to fund the development and expansion of our business. Further, the payment of dividends by us on our common stock is limited by our loan and security agreement with Oxford Finance LLC. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph

The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock to two indices; the NASDAQ Composite Index and the NASDAQ Biotechnology Index since February 5, 2014, which is the date our common stock first began trading on the NASDAQ Global Market. The graph assumes an initial investment of $100 at the closing price on February 5, 2014, and all dividends, if any, were reinvested. No cash dividends have been declared or paid on our common stock. Stockholder return over the indicated period should not be considered indicative of future stockholder returns.

Comparison of Cumulative Return on Investment Since Feburary 5, 2014
$350
$300
$250
$200
$150
$100
$50
$-
2/5/2014
12/31/2014
Auspex Pharmaceuticals, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities

In January 10, 2014, we granted stock options under our 2010 Equity Incentive Plan to purchase an aggregate of 638,979 shares of common stock at a weighted-average exercise price of $6.57 per share to certain directors, officers, employees and consultants.

The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our 2010 Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us

Use of Proceeds

On February 4, 2014, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-193013) that was declared effective by the SEC on February 4, 2014, and that registered an aggregate of 7,000,000 shares of our common stock for sale to the public at a price of $12.00 per share. In addition, at the closing of the initial public offering on February 10, 2014, the underwriters exercised their over-allotment option to purchase 1,050,000 additional shares of our common stock in the initial public offering at the public offering price of $12.00 per share, for an aggregate offering price of $96.6 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were $86.7 million.

As of December 31, 2014, we had used approximately $7.0 million of the net proceeds from our initial public offering to fund (1) clinical development activities for SD-809 and (2) working capital and other general corporate purposes. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering. There has been no material change in the expected use of the net proceeds from our initial public offering or follow-on offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) under the Securities Act on February 5, 2014.

ITEM 6.	Selected Financial Data

The following selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The selected financial data should be read in conjunction with our audited financial statements and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Annual Report on Form 10-K. Audited balance sheets at December 31, 2014 and 2013, and the related audited statements of operations and of cash flows for each of the three years in the period ended December 31, 2014, and notes thereto appear elsewhere in this Annual Report on Form 10-K. Audited balance sheets at December 31, 2012 and 2011 and the related audited consolidated statement of operations and cash flows for the year ended December 31, 2011, are not included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share data)	2014	2013	2012	2011
Statement of Operations Data:
Research and development	$37,727	$10,003	$11,741	$4,080
General and administrative	12,529	3,189	1,688	1,893
Gain on the sale of assets	—	—	—	(3,086)
Loss from operations	(50,256)	(13,192)	(13,429)	(2,887)
Other income (expense)	(9,279)	(2,437)	(1,683)	73
Net loss	$(59,535)	$(15,629)	$(15,112)	$(2,814)
Basic and diluted net loss per share(1)	$(2.68)	$(371)	$(114,485)	$(21,318)

(1)

As the result of issuance of 8,050,000 shares of common stock in our initial public offering the first quarter of 2014 and 3,622,500 shares of common stock in a follow-on offering in the third quarter of 2014, there is a lack of comparability in the per share amounts between the periods presented. See Note 2 to the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further discussion.

	As of December 31,
(in thousands, except share and per share data)	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$144,941	$36,650
Working capital	139,284	33,400
Total assets	151,145	38,872
Long-term debt, less current portion and discount	14,595	14,420
Accumulated deficit	(125,054)	(65,480)
Total equity (deficit)	124,871	(64,938)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with “Item 6 - Selected Financial Data” and our financial statements and related notes thereto included in “Item 8 – Financial Statements and Supplementary Data”  in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Forward Looking Statements.” Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A - Risk Factors.”

Overview

We are a biopharmaceutical company focused on the development and commercialization of novel medicines for people with movement disorders and other rare diseases, including orphan diseases, which are rare diseases that affect fewer than 200,000 people in the United States. Our pipeline includes product candidates to address unmet medical needs in hyperkinetic movement disorders, such as chorea (abnormal involuntary movements) associated with Huntington’s disease, an orphan disease, tardive dyskinesia and Tourette syndrome in the pediatric population which has been deemed an orphan disease, as well as other orphan indications. A number of hyperkinetic movement disorders are triggered by abnormal dopamine regulation in the brain and our lead product candidate, SD-809, a small molecule inhibitor of vesicular monoamine transporter 2, or VMAT2, is designed to regulate the levels of dopamine in the brain. SD-809 has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of Huntington’s disease and for the treatment of Tourette syndrome in the pediatric population (defined as zero through 16 years of age).

We recently completed a successful Phase 3 clinical trial of SD-809 for the potential treatment of chorea associated with Huntington’s disease, or HD. In this trial, which we refer to as First-HD, SD-809 met its primary efficacy endpoint of a statistically significant improvement in the total maximal chorea, or TMC, score, on the Unified Huntington’s Disease Rating Scale, or UHDRS, over placebo, as well as showed significant improvements in multiple secondary endpoints including patient global impression of change, or PGIC, clinical global impression of change, or CGIC, and the physical functioning scale of the 36-Item Short-Form Health Survey developed by the RAND Corporation, or the SF-36, a measure of quality of life. Importantly, in First-HD, SD-809 showed a desirable safety and tolerability profile with low rates of depression, somnolence, akathisia/restlessness and anxiety. We have also successfully completed the four week switch portion of an ongoing open-label safety clinical trial, which we refer to as ARC-HD Switch, where 37 patients on stable doses of tetrabenazine (marketed as Xenazine in the United States), approved by the FDA solely for the treatment of chorea associated with Huntington’s disease, were switched overnight to SD-809 (at approximately half the dose of tetrabenazine). In this trial, SD-809 maintained chorea control, with chorea scores declining by approximately one point from baseline at Weeks 1 and 4. In addition, data from 21 patients were available at Week 8 at the time of the analysis; these data demonstrated approximately a two point decline from baseline chorea scores. Data for the remaining 15 patients will be available at a future date.

Based on the results of our clinical trials, we plan to submit a New Drug Application, or NDA, to the FDA for SD-809 for the treatment of chorea associated with Huntington’s disease by mid-2015 and, if approved, expect to launch commercial sales in 2016 through a small specialty sales force. We believe that this desirable efficacy and safety data demonstrated in First-HD and ARC-HD Switch, combined with earlier clinical trial results, suggest that SD-809, if approved, could become the therapy of choice for treating chorea associated with Huntington’s disease, while also suggesting the potential to address unmet needs in a variety of other hyperkinetic movement disorders which will need to be confirmed in additional clinical trials. There are no FDA-approved treatments for tardive dyskinesia and there are limited options for the treatment of tics associated with Tourette syndrome. We have initiated two safety and efficacy clinical trials of SD-809 for the potential treatment of tardive dyskinesia, Aim to Reduce Movements in Tardive Dyskinesia, or ARM-TD, and Addressing Involuntary Movements in Tardive Dyskinesia, or AIM-TD. ARM-TD is a Phase3 randomized, double-blind, placebo-controlled, dose-titration clinical trial of SD-809 in approximately 90 patients with tardive dyskinesia and we expect topline results from this trial in mid-2015. AIM-TD is a Phase 3, randomized, double-blind, placebo-controlled, parallel group clinical trial in approximately 200 people with tardive dyskinesia and we expect topline results from this trial in 2016. Based on feedback we obtained at a meeting with the FDA, the ARM-TD trial may qualify as one of the two pivotal trials needed for a 505(b)(2) NDA, filing, subject to FDA review. Contingent upon successful completion of both studies, we plan to file an NDA for SD-809 for the treatment of tardive dyskinesia in 2016. Additionally, we have initiated an open-label preliminary efficacy, pharmacokinetic and safety Phase 1b clinical trial of SD-809 for the treatment of tics associated with Tourette syndrome and expect topline data from this trial by mid-2015.

Since our inception in 2001, we have devoted substantially all of our resources to the development of small molecule drugs, including SD-809, based on the application of deuterium chemistry, including proprietary versions of currently marketed drugs, the clinical and preclinical advancement of our product candidates, the creation and protection of related intellectual property and fundraising and organizational activities. We do not have any approved products, have not generated any revenues from product sales and in executing our business strategy, have incurred significant losses since our inception in 2001. For example, during the year ended December 31, 2014, our net loss was $59.5 million and as of December 31, 2014, had an accumulated deficit of $125.1 million. Our net losses may fluctuate significantly from quarter to quarter and year to year and we expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, SD-809 and our other product candidates, and prepare for potential commercial operations for our products, if approved.

We have financed our operations primarily through the sale of equity securities in both private offerings and more recently in public offerings. For example, in February 2014, we completed an initial public offering in which we sold 8.1 million shares of our common stock at $12.00 per share and received net proceeds of $86.7 million, after underwriting discounts and offering costs. In July 2014, we completed a follow-on offering in which we sold 3.6 million shares of our common stock at $19.25 per share and received net proceeds, after underwriting discounts and offering costs, of $65.0 million. In January 2015, we completed a second follow-on offering, whereby we sold 3.6 million shares of our common stock at $56.50 per share and received net proceeds, after underwriting discounts and offering costs, of $190.5 million.

Financial Overview

Revenue

We do not have any approved products and have generated no revenue from the sale of products since our inception. We do not expect to generate any product revenue unless, or until, we commercialize or enter into a strategic alliance for SD-809 or our other product candidates. If we fail to achieve clinical success in the development of SD-809 or another product candidate in a timely manner or obtain regulatory approval for these product candidates, our ability to generate future revenues would be materially adversely affected.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with clinical trials managed by our contract research organizations, or CROs, costs related to formulation development and pre-commercial manufacturing activities, costs related to preclinical studies and costs associated with non-clinical activities, such as regulatory expenses. Our most significant costs are for clinical trials. The clinical trial expenses include payments to vendors such as CROs, investigators, clinical suppliers, investigational drug product costs and related consultants.

Our historical research and development expenses relate predominantly to the development of SD-809 and the related clinical trials for the indications which we are seeking approval. Most recently, we have incurred significant expenses related to our Phase 3 HD clinical trials, including the First-HD trial, a placebo controlled trial of SD-809 in 90 patients with chorea associated with HD, and the ARC-HD Switch trial where patients with chorea associated with HD adequately controlled by tetrabenazine are switched to SD-809 and monitored for safety and efficacy. We recently completed these trials and announced desirable topline results for both trials. Based on these results, we plan to submit a NDA to the FDA for SD-809 for the treatment of chorea associated with Huntington’s disease by mid-2015.

We are also currently investigating SD-809 for the potential treatment of TD and have initiated two safety and efficacy clinical trials of SD-809, ARM-TD and AIM-TD. ARM-TD is a Phase 2/3 randomized, double-blind, placebo-controlled, dose-titration clinical trial of SD-809 in approximately 90 patients with tardive dyskinesia. Topline results from this trial are expected in mid-2015. AIM-TD is a Phase 3, randomized, double-blind, placebo-controlled, parallel group clinical trial in approximately 200 people with tardive dyskinesia. We expect topline results from this trial in 2016. Based on feedback we obtained at a meeting with the FDA, the ARM-TD trial may qualify as one of the two pivotal trials needed for a 505(b)(2) New Drug Application, or NDA, filing, subject to FDA review. Contingent upon successful completion of both studies, we plan to file an NDA for SD-809 for the treatment of tardive dyskinesia in 2016.

In addition to our SD-809 programs, we have other deuterium-containing product candidates in various stages of development and we continue to incur expenses researching and developing these product candidates, including SD-560, a deuterium-containing form of pirfenidone, which is currently being evaluated in Phase 1 clinical trials, SD-1077, a deuterium-containing form of levodopa, which we plan to evaluate in Phase 1 proof of concept clinical trials and SD-254, a deuterium-containing form of venlafaxine, which has completed two Phase 1 clinical trials. We acquired the intellectual property rights to the SD-1077 product candidate first through a strategic collaboration with Imphar AG in July 2014. At that that time, and as of December 31, 2014, we were considered the primary beneficiary of the joint venture and hence have consolidated the financial results of this partnership into our financial results. In January 2015, we completed a share purchase agreement with Imphar AG whereby we acquired the remaining rights of SD-1077.

We expense all research and development charges as they are incurred as the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses. We use external service providers and vendors to conduct our clinical trials, to manufacture our product candidates to be used in clinical trials and to provide various other research and development related products and services. A substantial portion of these external costs are tracked on a project basis however our internal research and development resources are used in several projects and may not be attributable to a specific product candidate. For example, a substantial portion of our internal costs, including personnel and facility related costs, are not tracked on a project basis.

The following table summarizes our research and development expenses by major program or category. Costs that are not attributable to a specific product candidate are included in the “other research and development expenses” category (in thousands):

	Year Ended December 31,
	2014	2013	2012
SD-809 Clinical Program	$20,739	$3,822	$278
Manufacturing	3,909	2,550	3,236
Phase 1 Studies	1,038	274	4,970
Preclinical Studies	1,431	218	961
Other research and development expenses	10,610	3,139	2,296
Total research and development expenses	$37,727	$10,003	$11,741

The table above does not include the loss on consolidation we recorded in 2014 related to the strategic collaboration agreement for our SD-1077 product candidate. Further, the manufacturing category includes costs associated with formulation development and clinical drug production which may not have been allocated to the particular project to which they relate.

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	per patient trial costs;
•	the number of trials required for regulatory approval;
•	the number of sites included in the trials and the location of those sites;
•	the length of time required to enroll suitable patients;
•	the number of doses that patients receive;
•	the number of patients that participate in the trials;
•	the drop-out or discontinuation rates of patients;
•	the duration of patient follow-up;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the number and complexity of analyses and tests performed during the trial;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. Moreover, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates, including SD-809. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Therefore, we are unable to estimate with any certainty the costs we will incur in continuing our development of SD-809, or our other product candidates, however we expect that these costs will be significant as these programs progress.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for employees in executive, finance, legal, marketing, business development and support functions. Other significant general and administrative expenses include the costs associated with audit, legal and tax services, insurance, facility costs and other public company expenses. We expect that our general and administrative expenses will increase in the future as we continue to build our corporate infrastructure in support of continued development and preparation for the potential commercial launch of our product candidates, including SD-809.

Other Income and Expense

Our other non-operating income and expenses consists primarily of the interest expense we incur related to our long-term debt, interest expense related to the non-cash amortization of debt issuance costs and interest income generated from our investments in marketable securities. Additionally, as a result of the initial consolidation of our strategic collaboration which we consolidated as a variable interest entity, we recorded a loss on the consolidation of the assets and liabilities at the inception of the agreement in July 2014, which was subsequently adjusted in December 2014 based on the results of a third-party valuation study. Further, prior to our initial public offering, or IPO, we accounted for the estimated value of our convertible preferred stock warrants at issuance and amortized such amounts over the borrowing term. These convertible preferred stock warrants were accounted for as liabilities and hence were remeasured at each reporting period with the changes in fair value recognized as increases or reductions to other income (expense). Moreover, our Series D convertible preferred stock financing provided stockholders with the right to obligate us to sell additional shares in a second closing contingent upon certain events. This tranche right was recorded on the date of issuance at its estimated fair value and is remeasured at each reporting period with increases or reductions recorded in other financing expenses. At the consummation of the IPO in February 2014, all outstanding warrants to purchase shares of preferred stock converted into warrants to purchase common stock and were classified as equity instruments. We recognized the change in the fair value of the warrant liability immediately prior to this reclassification and recorded a loss $3.6 of million at that time. As the warrants are now classified as equity, they are no longer remeasured at each reporting date.

Income Taxes

We assess income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $91.2 million and $94.1 million, respectively. The federal net operating loss carryforwards will begin expiring in 2021 unless previously utilized, and the state net operating loss carryforwards will continue to expire in 2015. Additionally, we had both federal and state research and development tax credit carryforwards of approximately $5.2 million and $1.8 million, respectively. The federal research and development tax credits will begin expiring in 2021 unless previously utilized. The state research and development tax credits do not expire.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and development tax credit carryforwards that could be utilized annually in the future to offset taxable income. Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire. We have not completed a Section 382/383 study at this time to determine the impact ownership changes have had on our carryforwards. In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset is uncertain. As a result, we have not recognized any federal or state income tax benefit in our statement of operations and, due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently. On an ongoing basis, we evaluate our estimates and judgments and adjust our estimates accordingly. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this annual report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

A substantial portion of our ongoing research and development activities are performed under agreements we enter into with external service providers, including CROs, which conduct many of our research and development activities. We accrue for costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and experience with similar contracts. For example, we accrue and expense clinical trial activities performed by third parties based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with CROs and clinical trial sites. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan. As actual costs become known, we adjust our accruals.

To date, our accruals have been within management’s estimates. Subsequent changes in estimates may result in a change in our accruals, which could also materially affect our results of operations.

Stock-Based Compensation

We account for stock-based compensation by calculating the fair value of equity awards on the date of grant. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock is measured based on the fair market value of the underlying stock on the date of grant. If the awards are classified as liability awards, the fair value is remeasured at each reporting date and the compensation expense is adjusted accordingly. Additionally, we apply a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjust the expense as these awards vest. All of our current equity awards are service based awards and the stock-based compensation cost is being recognized over the requisite service period of the awards on a straight-line basis.

As our employee population grows and the number of employees subject to receive equity award grants increase, our stock-based compensation expense has increased accordingly. The following table sets forth the stock-based compensation expense included in our results of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,832	$89	$43
General and administrative	1,975	211	39
Total stock-based compensation expense	$3,807	$300	$82

Consolidation of Variable Interest Entities

In July 2014, we entered into a strategic collaboration agreement with Imphar AG to further develop SD-1077, a deuterium containing levodopa. At the time the agreement was entered, we determined that we held a variable interest in the development partner’s intellectual property assets and the related potential future product candidates these assets may produce. In absence of other significant development programs at the development partner, the development partner was considered a variable interest entity, or VIE. Although we did not have an equity investment in the VIE, it was determined to be the primary beneficiary for the VIE as the party controlling its principal activities. Therefore the VIE is subject to consolidation and we have consolidated the financial statements of the Company and the VIE since the inception of the agreement on July 1, 2014. Upon the consolidation we have recorded the estimated fair value of the non-controlling interest at $3.8 million. All intercompany accounts between the two entities have been eliminated in consolidation. In January 2015, we completed a share purchase agreement where we acquired the remaining rights of SD-1077 from Imphar AG.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,		Period-to- Period
	2014	2013	Change
Research and development	$37,727	$10,003	$27,724
General and administrative	$12,529	$3,189	$9,340
Other (expense) income, net	$(9,279)	$(2,437)	$(6,842)

Research and Development Expenses. Our research and development expenses increased $27.7 million during the year ended December 31, 2014, to $37.7 million, compared to $10.0  million for the year ended December 31, 2013. This increase in our research and development expenses was primarily due to a $16.9 million increase in expenses for our SD-809 clinical programs. These additional expenses incurred during 2014 primarily as a result of an increase in the number of our SD-809 programs and related clinical trials which were evaluating during the year. For example, during most of 2014, we were conducting our two Phase 3 HD clinical studies, which we had initiated in the second half of 2013. We completed these studies in the fourth quarter or 2014. Additionally during 2014 we initiated, a Phase 2/3 TD clinical study, a Phase 3 TD clinical study and initiated and completed a thorough QT study of SD-809. We had not incurred expenses for these TD programs in 2013.

In addition, our non-program specific research and development expenses increased $7.5 million during the year ended December 31, 2014, as compared to the same period in 2013. This non-program specific increase is primarily due to an increase in personnel-related costs as we have expanded our operations and increased the number of research and development employees. More specifically, $1.7 million of the increase is related to additional non-cash stock-based compensation expense we incurred in 2014 as compared to 2013 for new and current employees. Other increases in our research and development expenses during the current period in 2014 as compared to the same period in 2013, include additional costs for preclinical studies as we explore other compounds and additional manufacturing-related costs to support our programs and prepare for potential commercialization of our product candidates.

General and Administrative Expense. Our general and administrative expenses increased $9.3 million during the year ended December 31, 2014, to $12.5 million, compared to $3.2 million for the years ended December 31, 2013. This increase in general and administrative expenses during the 2014 period was primarily due to an increase in personnel-related costs, including an additional $1.8 million of non-cash stock-based compensation expense, as we have expanded our operations and increased the number of general and administrative employees in 2014 as compared to 2013. We have also incurred additional sales and marketing expenses in 2014 as compared to 2013, as we have begun to build or commercial sales group in preparation for potential commercialization of our product candidates. Further, we have incurred additional costs operating as a publicly traded company during 2014, as a result of our initial public offering in February, including higher legal, insurance and audit expenses.

Changes in components of other (expense) income, net included the following:

Interest Expense. Interest expense for the year ended December 31, 2014, was $2.6 million, an increase of $2.4 million from the $0.2 million incurred for the year ended December 31, 2013. The interest expense we incurred in 2014 was related to our $15.0 million loan facility drawn in December 2013 and includes non-cash amortization of the debt discount related to the loan. The interest expense incurred in 2013 was primarily related to the amortization of the debt discount related to our January 2013 loan facility, which $5.0 million was drawn in September 2013 and fully repaid in December 2013.

Interest Income.  We have invested the proceeds of our 2014 public offerings in marketable securities in accordance with our investment policy and during the year ended December 31, 2014, we recorded $1.2 million of interest income on these investments. No similar interest income was received during 2013.

Change in Fair Value of Convertible Preferred Stock Warrant Liability. During the year ended December 31, 2014, and 2013, we recognized the change in the fair value of our convertible preferred stock warrant liability, resulting in losses of $3.6 million and $1.9 million, respectively. These instruments were converted to common stock warrants in conjunction with our initial public offering in February 2014 and were reclassified to equity on our balance sheet as they met the criteria for an equity instrument. As such, we are no longer remeasuring the value of these warrants at each reporting date.

Loss on Consolidation of Variable Interest Entity. We entered into a strategic collaboration with Imphar AG in July 2014 which required us to consolidate the financial results of Imphar AG as they were considered a variable interest entity. As a result of the initial consolidation of the assets and liabilities, we recorded a loss upon consolidation in third quarter of 2014, which was subsequently adjusted in December 2014 based on the completion of a valuation analysis of the estimated fair value of the intangible assets, resulting in a net loss upon consolidation of $4.3 million for the year ended December 31, 2014. No similar loss was recorded during 2013.

Comparison of the Years Ended December 31, 2013 and 2012

The following table sets forth our results of operations for the years ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31,		Period-to- Period
	2013	2012	Change
Research and development	$10,003	$11,741	$(1,738)
General and administrative	3,189	1,688	1,501
Other income (expense)	(2,437)	(1,683)	(754)

Research and Development Expenses. Our research and development expenses were $10.0 million and $11.7 million for the years ended December 31, 2013 and 2012, respectively. The decrease in research and development expense during 2013 compared to 2012 was primarily due to a decrease in expenses for Phase 1 clinical studies of SD-809 as our Phase I study for SD-809 was completed and we began activities for our Phase 3 study in 2013. In addition, preclinical activities and manufacturing expenses decreased in 2013 as compared to 2013. These decreases were mostly offset by increased expenses for the start of our Phase 3 clinical trials of SD-809 as well as increases in consulting, payroll related and other research and development expenses as we continued to expand operations.

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

Liquidity and Capital Resources

We have incurred losses since inception and continue to operate with negative cash flows from operating activities. As of December 31, 2014, we had an accumulated deficit of $125.1 million. We anticipate that we will continue to incur net losses and negative cash flow for the foreseeable future as we continue the development and potential commercialization of SD-809, and our other product candidates, and incur additional costs associated with being a public company.

Prior to our initial public offering, we funded our operations primarily through the sale of convertible preferred stock, convertible notes and warrants and the sale and license of certain patent rights, including net cash proceeds of $81.0 million from the sale of convertible preferred stock, convertible notes, warrants, and $3.3 million of proceeds from the sale and license of certain patent rights and the sale of equipment. In February 2014, we completed our initial public offering for proceeds, net of offering costs, of $86.7 million and in July 2014, we raised an additional $65.0 million, net of offering costs, in a follow-on offering. Most recently, in January 2015, we completed a second follow-on offering in which we raised $190.5 million, net of offerings costs. As of December 31, 2014, and excluding the proceeds from our January 2015 follow-on offering, we had an aggregate cash, cash equivalents and marketable securities balance of $144.9 million. We believe that our existing cash, cash equivalent and investments balance and the net proceeds from our January 2015 follow-on offering will be sufficient to fund our operations at through least through 2017.  However, we may choose to raise additional capital through the sale of equity or convertible debt securities due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

We have also entered into debt agreements to fund our operations. For example, in December 2013, we entered into a term loan facility with Oxford and its assignees, collectively referred to as the lenders, for an aggregate amount of $15.0 million. The loan, which matures on January 1, 2018, was funded at closing and we used a portion of the proceeds to repay our then existing $5.0 million credit facility with Square 1. In December 2014, we amended the facility to extend the interest-only payment period and are currently subject to interest-only payments through January 1, 2016, to be followed by 24 equal monthly principal and interest payments. However, if we complete an NDA submission of SD-809 for chorea associated with Huntington’s disease by June 30, 2015, and we are otherwise in compliance with the loan facility, the interest-only period will extended to 30 months, followed by 18 equal monthly principal and interest payments. Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by perfected first priority interest in substantially all of our tangible personal property, excluding our intellectual property, which is subject to a negative pledge. The term loan bears interest at a fixed rate equal 8.99% per year and upon repayment of the term loan, we are required to make a final payment to the lender equal to 3% of the original amount of the term loan.

Operating Capital Activity

As of December 31, 2014, we had $29.8 million in cash and cash equivalents, compared to $36.7 million at December 31, 2013 and $4.3 million at December 31, 2012. At December 31, 2014, we also held $115.1 million in marketable securities. The $190.5 million of net proceeds we received from our January 2015 follow-on offering are not included in these amounts or our financial statements at December 31, 2014. A summary of the cash flow activity for each of the three years presented is set forth in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash used in operating activities	$(42,907)	$(11,301)	$(12,673)
Net cash used in investing activities	$(116,259)	$(14)	$(33)
Net cash provided by financing activities	$152,309	$43,686	$13,823
Net (decrease) increase in cash and cash equivalents	$(6,857)	$32,371	$1,117

During the year ended December 31, 2014, we used $42.9 million of cash in operating activities, compared to $11.3 million and $12.7 million during 2013 and 2012, respectively. The significant increase in our use of cash during 2014 is primarily due to the larger net loss, adjusted for non-cash expenses, we incurred in 2014 as compared to 2013 and 2012. This larger net loss in 2014 is mostly due to the advancement of our SD-809 development program, including the completion of two Phase 3 clinical trials, added headcount as our operations grows and additional costs to operate as public company. We funded our operations in 2014 with our existing cash balance, an increase in net payables and the net proceeds we raised through our February 2014 IPO and July 2014 follow-on offerings. These offerings provided proceeds, net of offering costs, of $151.6 million, and we invested $116.0 million of these proceeds in marketable securities during 2014. During 2013 our financing activities provided us with $43.7 million, $28.5 million of which was through the sale of preferred stock, partially offset by offering costs related to our 2014 IPO, and an additional $14.9 million was through long-term debt. A portion of these proceeds were used in operating activities during 2013, however a majority of the proceeds remained in our cash and cash equivalent balance as of December 31, 2013.

Operating Capital Requirements

To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Even then, we anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our other product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, we expect to incur additional costs associated with operating as a new public company. Moreover, we anticipate that we will need additional capital to complete the development and commercialization for all three planned indications of SD-809.

We believe that our existing cash, cash equivalent and investments balance provided by the net proceeds from our 2014 initial public offering and follow-on offering, combined with the net proceeds provided by our January 2015 follow-on offering will be sufficient to fund our operations at least through 2017. However, we will require additional capital to complete the development and commercialization of SD-809, if approved, for all three planned indications and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. We do not have any committed external source of funds and additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to SD-809 or our other product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through stock offerings or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and commercialize SD-809, or our other product candidates, even if we would otherwise prefer to develop and commercialize such product candidates ourselves.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•

the design, initiation, progress, size, timing, costs and results of our clinical trials for our current product candidates and any other preclinical studies and clinical trials for other product candidates;

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

Contractual Obligations and Commitments

In operating our business, we enter into contracts and agreements that require capital resources to be consumed in future periods. The following table summarizes our committed contractual obligations and commitments as of December 31, 2014, that will affect our future liquidity (in thousands):

		Payments By Period
		Less than			More than
	Total	1 Year	1-3 years	3-5 years	5 years
Long-term debt obligations, including interest	$18,358	$1,350	$15,873	$1,135	$—
Operating leases(1)	5,951	860	2,315	2,457	319
License obligations(2)	—	—	—	—	—
Total(3)	$24,309	$2,210	$18,188	$3,592	$319

(1)	The amounts presented represent the commitments for minimum lease payments related to leases of office space.
(2)

In September 2011, we entered into a patent assignment agreement with Concert Pharmaceuticals, Inc., or Concert, pursuant to which we received a U.S. patent application relating to deuterated pirfenidone. Under this agreement, we will be required to make royalty payments, in the low single digits for net sales in the United States invoiced by us, or any of our affiliates, of pharmaceutical products containing deuterated pirfenidone. If we sell to another party all of our U.S. rights to certain deuterated pirfenidone products or if we grant to another party a license to sell certain deuterated pirfenidone products in the United States, Concert will receive an amount, or Sublicense/Sale Payments, equal to a percentage in the teens of any proceeds we receive therefrom that are attributable to the rights to such deuterated pirfenidone products in the United States. If we are acquired in a change in control transaction at any time that we or any of our affiliates own certain patents or patent applications related to deuterated pirfenidone, Concert will receive 1.44% of any proceeds we receive in such transaction. Such payment is applied as a credit to any future Royalty Payments and Sublicense/Sale Payments that may be due to Concert under the agreement. The agreement expires upon the earlier to occur of (1) receipt by Concert of the final Sublicense/Sale Payment arising from (a) the sale of our U.S. rights to certain deuterated pirfenidone products or (b) our grant of an exclusive license to sell certain deuterated pirfenidone products in the United States in all indications and fields, or (2) the expiration of the last claim owned by us or any of our affiliates in certain patents or patent applications related to deuterated pirfenidone.

(3)

We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for preclinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Further, we enter into unconditional purchase obligations with various vendors and suppliers of goods and services in the normal course of business through purchase orders or other documentation, or that are undocumented except for an invoice. Such unconditional purchase obligations are generally outstanding for periods less than a year and are settled by cash payments upon delivery of the goods or services and are not reflected the table of contractual obligations and commitments.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Adopted Accounting Pronouncements

See Note 2 to the Notes to Consolidated Financial Statements in Item 8 below for discussion regarding recent accounting pronouncements.

ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

Our cash equivalent and short-term investment holdings as of December 31, 2014, consisted of money market funds, corporate debt securities and commercial paper. These investments were made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. Some of the financial instruments that we invest in could be subject to market risk related to fluctuations in interest rates and market prices and our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, based on our current investment portfolio, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in interest rates. Relatedly, our long-term debt bears interest at a fixed rate and therefore does not contain exposure to changes in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash, cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our cash, cash equivalents and investment securities are held at fair value.

Foreign Currency Exchange Rate Exposures

We face exposure to movements in foreign currency exchange rates as a result of our strategic collaboration with, and purchase of, Imphar AG and clinical trials we conduct in foreign countries. Our exposure to movements in foreign currency exchange rates is primarily with the British Pound Sterling, Euro, and Australian Dollar, against the U.S. Dollar. Our current exposures arise primarily from trade payables and intercompany payable and receivable balances.

We believe that our foreign currency exposure is limited at this time as the value of transactions and the asset and liability balances denominated in foreign currencies are relatively small. As such, we do not currently use any currency hedging transactions of options or forwards to decrease the risk of financial exposure from fluctuations in the exchange rate of the U.S. Dollar against foreign currencies. Further, we do not believe that our financial condition or results of operations would be materially impacted by an immediate change of 10% in exchange rate of the foreign currencies in which we have transactions denominated.

Effects of Inflation

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

ITEM 8.	Financial Statements and Supplementary Data

Auspex Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Auspex Pharmaceuticals, Inc.

Auspex Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Auspex Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auspex Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 16, 2015

AUSPEX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$29,793	$36,650
Marketable securities	115,148	—
Prepaid expenses and other current assets	5,711	242
Total current assets	150,652	36,892

Deferred offering costs	111	1,817
Property and equipment, net	177	26
Other assets	205	137
Total assets	$151,145	$38,872

Liabilities, Convertible Preferred Stock and Equity (Deficit)
Current liabilities:
Accounts payable	$6,705	$1,365
Accrued liabilities	4,663	2,127
Total current liabilities	11,368	3,492
Long-term debt, less discount of $405 and $580, respectively	14,595	14,420
Preferred stock warrant liability	—	3,975
Other long-term liabilities	311	77
Total liabilities	26,274	21,964

Commitments and contingencies (Note 10)

Convertible preferred stock, par value $0.0001; 10,000,000 and 68,694,006 shares authorized at December 31, 2014 and December 31, 2013, respectively; none and 64,790,302 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; $0 and $91,726 liquidation preference at December 31, 2014 and December 31, 2013, respectively	—	81,846

Equity (deficit):
Common stock, par value $0.0001; 200,000,000 and 86,500,000 shares authorized at December, 31, 2014 and December, 31, 2013, respectively; 27,748,264 and 1,128,702 issued and 27,123,554 and 173,147 outstanding, excluding 624,710 and 955,555 shares subject to repurchase at December, 31, 2014 and December, 31, 2013, respectively	3	—
Additional paid-in capital	246,138	542
Accumulated deficit	(125,054)	(65,480)
Accumulated other comprehensive income	—	—
Total Auspex stockholders’ equity (deficit)	121,087	(64,938)
Noncontrolling interest in variable interest entity	3,784	—
Total equity (deficit)	124,871	(64,938)
Total liabilities, convertible preferred stock and equity (deficit)	$151,145	$38,872

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$37,727	$10,003	$11,741
General and administrative	12,529	3,189	1,688
Total operating expenses	50,256	13,192	13,429

Operating loss	(50,256)	(13,192)	(13,429)
Other (expense) income:
Interest expense	(2,612)	(248)	(1,293)
Interest income	1,185	—	1
Other financing expense	—	(258)	(196)
Change in fair value of preferred stock warrant liability	(3,634)	(1,931)	(195)
Loss on consolidation of variable interest entity	(4,269)	—	—
Other, net	51	—	—
Total other (expense) income, net	(9,279)	(2,437)	(1,683)
Net loss	(59,535)	(15,629)	(15,112)

Net income attributed to noncontrolling interest	39	—	—
Net loss attributable to Auspex shareholders	$(59,574)	$(15,629)	$(15,112)

Net loss per share attributable to Auspex shareholders, basic and diluted(1)	$(2.68)	$(371)	$(114,485)
Weighted-average common shares outstanding, basic and diluted	22,195,518	42,112	132

(1)

As a result of the issuance of common stock pursuant to public offerings in the first and third quarters of 2014, there is a lack of comparability in the per share amounts between the periods presented. Please see Note 2 of the Notes to Consolidated Financial Statements for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(59,535)	$(15,629)	$(15,112)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net	5	—	—
Foreign currency translation adjustment	(5)	—	—
Total other comprehensive loss	—	—	—
Comprehensive loss	(59,535)	(15,629)	(15,112)
Comprehensive gain attributable to noncontrolling interest	39	—	—
Comprehensive loss attributable to Auspex	$(59,574)	$(15,629)	$(15,112)

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(59,535)	$(15,629)	$(15,112)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	49	12	30
Loss on disposal of assets	21	—	—
Change in fair value of preferred stock warrant liability	3,634	1,931	195
Amortization of debt discount on notes payable	175	126	813
Amortization of premium on investment	895	—	—
Other financing expense	—	258	196
Stock-based compensation	3,807	300	82
Noncash interest expense on convertible notes payable	—	—	480
Loss on consolidation of variable interest entity	4,269	—	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,460)	(88)	12
Other assets	1,642	(104)	(2)
Accounts payable and accrued expenses	7,596	1,893	633
Net cash used in operating activities	(42,907)	(11,301)	(12,673)

Investing activities
Purchases of marketable securities	(155,791)	—	—
Maturities of marketable securities	39,753	—	—
Purchases of property and equipment	(221)	(14)	(33)
Net cash used in investing activities	(116,259)	(14)	(33)

Financing activities
Proceeds from exercise of warrants and stock options and stock issuances under employee stock purchase plan	688	240	—
Proceeds from the issuance of common stock, net of fees	151,633	9	—
Proceeds from term loans	—	20,000	—
Term loan origination fees	—	(100)	—
Repayment of term loans	—	(5,000)	—
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	29,819	7,823
Deferred offering costs	(12)	(1,282)	—
Proceeds from issuance of convertible debt, net	—	—	6,000
Net cash provided by financing activities	152,309	43,686	13,823

Net (decrease) increase in cash and cash equivalents	(6,857)	32,371	1,117
Cash and cash equivalents at beginning of period	36,650	4,279	3,162
Cash and cash equivalents at end of period	$29,793	$36,650	$4,279

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,237	$81	$—

Supplemental disclosure of cash flow information
Conversion of notes and accrued interest to preferred stock	$—	$—	$9,493
Accrued public offering costs	$—	$535	$—

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

								Noncontrolling
	Series A-D,				Additional		Other	interest in	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	variable	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	interest entity	(Deficit)
Balance at December 31, 2011	20,701,224	$33,899	132	$—	$151	$(34,739)	$—	$—	$(34,588)
Issuance of Series D convertible preferred stock, net of $177 offering costs and tranche liability of $1,367	9,280,745	6,456	—	—	—	—	—	—	—
Conversion of notes payable and accrued interest to Series D convertible preferred stock	11,012,456	9,493	—	—	—	—	—	—	—
Stock-based compensation	—		—	—	82	—	—	—	82
Net loss	—		—	—	—	(15,112)	—	—	(15,112)
Balance at December 31, 2012	40,994,425	49,848	132	—	233	(49,851)	—	—	(49,618)
Issuance of Series D convertible preferred stock, net of issuance costs of $45	12,180,978	10,456	—	—	—	—	—	—	—
Reclassification of tranche right upon issuance of Series D preferred stock	—	1,820	—	—	—	—	—	—	—
Issuance of Series E convertible preferred stock, net of issuance costs of $181	11,336,481	19,363	—	—	—	—	—	—	—
Exercise of preferred stock warrants	278,418	359	—	—	—	—	—	—	—
Exercise of stock options	—	—	5,555	—	4	—	—	—	4
Issuance of restricted stock awards	—	—	167,460	—	5	—	—	—	5
Stock-based compensation	—	—	—	—	300	—			300
Net loss	—	—	—	—	—	(15,629)			(15,629)
Balance at December 31, 2013	64,790,302	81,846	173,147	—	542	(65,480)	—	—	(64,938)
Conversion of preferred shares to common shares	(64,790,302)	(81,846)	14,397,836	1	81,838	—	—	—	81,839
Issuance of common stock pursuant to initial public offering at $12.00 per share in February 2014, net of offering costs of $9,942	—	—	8,050,000	1	86,658	—	—	—	86,659
Issuance of common stock pursuant to follow-on offering at $19.25 per share in July 2014, net of offering costs of $4,760	—	—	3,622,500	1	64,973	—	—	—	64,974
Reclassification of warrant liability as equity	—	—	—	—	7,609	—	—	—	7,609
Exercise of common stock warrants	—	—	269,894	—	183	—	—	—	183
Stock issuances under employee stock purchase plan	—	—	24,615	—	278	—	—	—	278
Restricted stock vesting	—	—	324,365	—	23	—	—	—	23
Exercise of common stock options and vesting of early exercised stock options	—	—	261,197	—	227	—	—	—	227
Stock-based compensation	—	—	—	—	3,807	—	—	—	3,807
Cumulative translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Unrealized gain on marketable securities	—	—	—	—		—	5	—	5
Consolidation of variable interest entity	—	—	—	—	—	—	—	3,745	3,745
Net (loss) income	—	—	—	—	—	(59,574)	—	39	(59,535)
Balance at December 31, 2014	—	$—	27,123,554	$3	$246,138	$(125,054)	$—	$3,784	$124,871

The accompanying notes are an integral part of these consolidated financial statements.

AUSPEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From inception through December 31, 2014, the Company has devoted substantially all of its efforts to research, product development, raising capital, and building corporate infrastructure and has not generated any revenues from its planned principal operations. The Company has a limited operating history and the sales and income potential of the Company’s business and market are unproven. The Company has experienced net losses and negative cash flows from operating activities since its inception, and, as of December 31, 2014, had an accumulated deficit of $125.1 million.

The Company expects to continue to incur net losses into the foreseeable future. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company plans to continue to fund its losses from operations and capital funding needs through future debt and equity financing, or through collaborations or partnerships with other companies. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the reporting date and results of operations for the periods presented. The preparation of the Company’s financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to the valuation of convertible preferred stock warrants, equity awards and clinical trial accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Basis of Consolidation

The Company’s consolidated financial statements include the financial statements of the Company and a variable interest entity (“VIE”) for which the Company has been determined to be the primary beneficiary (see Note 9 for further discussion). All intercompany accounts between the Company and the VIE have been eliminated in consolidation. The Company will continue to assess its relationship with the VIE on an ongoing basis as circumstances requiring consolidation may change.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Reverse Stock Split

On January 16, 2014, the Company effected a 1-for-4.5 reverse stock split of the Company’s issued and outstanding shares of common stock. All issued and outstanding common stock and per share amounts contained in the Company’s consolidated financial statements have been retroactively adjusted to reflect the January 2014 reverse stock split for all periods presented.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, restricted cash, trade payables, accrued liabilities and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, restricted cash, trade payables and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Further, based upon the borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of long-term debt approximates its carrying value. The fair value of marketable securities is based upon market prices quoted on the last day of the fiscal period or a fair value representing the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. See Note 3 for further discussion of fair value measurements.

Convertible Preferred Stock Warrants

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company’s convertible preferred stock warrants were classified as liabilities, and the Company estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. In connection with the completion of the Company’s initial public offering (“IPO”) in February 2014, all the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. As a result of the IPO and warrant conversion, the Company reclassified the warrant liability as stockholders’ equity because the converted warrants met the definition of an equity instrument under derivative accounting guidance. The Company performed the final remeasurement of the warrant liability as of the IPO date in February 2014, and recorded the $3,634,000 change in fair value as other income (expense) at that time.

Stock-Based Compensation Expense

The Company has stock-based compensation plans and an employee stock purchase plan, which are described in Note 8. As of December 31, 2014, the Company had issued both stock option awards and restricted stock units under its stock-based compensation plans and permitted eligible employees to participate in an employee stock purchase plan (“ESPP”) whereby shares of the Company’s common stock may be purchased at a discount. The Company accounts for stock option grants and participation in the ESPP using the Black-Scholes option pricing model.  Restricted stock awards are valued based on their fair market value at the time of grant. Further discussion of the expense related to these programs is provided below:

Stock option awards. Stock options are valued using the Black-Scholes option pricing model. The Company values option awards on the date of grant or, if the awards are classified as liability awards, it revalues the awards each reporting period using this model until the awards are subsequently classified as equity awards, or otherwise vest or are cancelled. The Black-Scholes option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates.

The following table summarizes the weighted-average estimates the Company used in the Black-Scholes option pricing model for the years ended December 31, 2014, 2013 and 2012, to determine the grant-date fair value of stock options granted during each period for its stock option awards:

	Year Ended December 31,
	2014	2013	2012
Risk free interest rate	1.4%	1.5%	1.0%
Expected life in years	6.2 years	6.1 years	6.0 years
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	87.2%	82.6%	94.3%

The Company determines its risk-free interest rate assumption based on the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s share-based payment awards being valued. The weighted-average expected life of options is calculated using the simplified method, as prescribed by the SEC, due to the lack of relevant historical exercise data. Due to the Company’s limited historical stock price volatility data, the estimated volatility is determined by incorporating the historical stock price volatility of comparable companies whose shares prices are publicly available. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. Forfeitures are estimated based upon the historical and anticipated future experience.

Based upon these assumptions, the Company has estimated the per share weighted-average grant date fair value of its options granted for the years ended December 31, 2014, 2013 and 2012 at $11.54, $0.55 and $0.63, respectively.

Restricted stock awards. Restricted stock awards are valued based on the fair market value of the Company’s stock on the date of grant. The weighted-average grant date fair value of the RSUs granted in 2013 was $0.54. There were no restricted stock awards granted in 2014 or 2012.

Employee Stock Purchase Plan. In 2014 the Company began permitting eligible employees to purchase shares of the Company’s common stock at a discount to the fair market value at semi-annual intervals. In determining the value of shares issued under the ESPP, the Company uses the Black-Scholes option pricing model and values the contributions at each purchase interval or when contributions are modified. The Black-Scholes inputs are determined in the same manner as for stock options and the weighted-average inputs used for the ESPP for the year ended December 31, 2014, were as follows:

Year Ended December 31, 2014
Risk free interest rate	0.2%
Expected life in years	1.3 years
Expected dividend yield	0.0%
Expected volatility	82.0%

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for stock options, restricted stock and shares subject to purchase under the ESPP for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,832	$89	$43
General and administrative	1,975	211	39
Total stock-based compensation expense	$3,807	$300	$82

The total unrecognized stock-based compensation expense related to unvested stock options and restricted shares not yet vested at December 31, 2014, was approximately $13,848,000 to be recognized over a weighted-average period of approximately 39 months. The total unrecognized stock-based compensation expense related to the ESPP at December 31, 2014, was approximately $253,000, which is expected to be recognized over a weighted-average period of approximately 7 months.

Research and Development

The Company’s research and development expenses consist primarily of costs associated with clinical trials managed by the Company’s contract research organizations (“CROs”), salaries and related employee benefits, and costs associated with non-clinical activities, such as regulatory, drug development of product candidates, and pre-commercialization manufacturing expenses. The Company uses external service providers and vendors to conduct clinical trials, to manufacture product candidates to be used in clinical trials and to provide various other research and development related products and services. The Company accounts for research and development expenditures as incurred and accrues expenses based upon estimates of work performed, patient enrollment and experience with similar contracts.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statement of operations.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost or, if the assets are impaired, at fair value. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally as follows: five years for machinery and equipment; seven years for furniture and fixtures; three years for office equipment; and three years for computer equipment and software. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Asset lives are reviewed periodically to determine if appropriate and adjustments are made as necessary. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are expensed as incurred.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded depreciation expense on its property and equipment of $49,000, $12,000 and $30,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments and foreign currency translation adjustments for entities not using the U.S. Dollar as their functional currency. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive income at December 31, 2014, on the Company’s consolidated balance sheet was comprised of the net unrealized net holding gains on the Company’s investments in marketable securities and foreign currency translation adjustments related to the consolidation of the Company’s variable interest entity which does not use the U.S. Dollar as its function currency. There was no similar accumulated other comprehensive income or loss components at December 31, 2013 and 2012. See Note 4 for further detail of the unrealized holdings gains and losses on the Company’s investments in marketable securities and Note 9 for further detail of the Company’s variable interest entity.

Concentration Risk

Credit Risk. Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity. To date, the Company has not experienced any material realized losses on its cash, cash equivalents, restricted cash and marketable securities.

Manufacturing. The Company depends on an outsourced manufacturing strategy for its product candidates. It currently has a single source of supply for its drugs substance and has a single manufacturer for its drug product. If the Company’s third-party manufacturers are unable to manufacture its products, or if its suppliers or third-party manufacturers decide they no longer want to manufacture its products, the Company may need to find alternative manufacturing facilities, which would be time-consuming and significantly impact its ability to develop, obtain regulatory approval for or market our products.

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

The actual net loss per shares amounts for the years presented were computed based on the weighted average shares of common stock outstanding during the respective periods and includes the effect of the (1) 8,050,000 common shares issues pursuant to the initial public offering in February 2014; and (2) 3,622,500 common shares issued pursuant to the follow-on offering in the third quarter of 2014. As a result of the issuance of these common shares, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented. See Note 8 for further discussion.

The following table sets forth the total number of outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	14,937,836	9,109,868
Warrants to purchase convertible preferred stock	—	859,743	824,944
Warrants to purchase common stock	547,089	—	—
Common stock options	1,992,012	986,111	512,228
Common stock subject to repurchase	624,710	955,555	—
	3,163,811	17,739,245	10,447,040

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some, or all, of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.

The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development State Entities, which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, and therefore has no longer labeled its consolidated financial statements as those of a development stage entity or included any inception-to-date information.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, are as follows (in thousands):

		Fair Value Measurements Using
	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$20,371	$20,371	$—	$—
Commercial paper	26,325	—	26,325	—
Corporate debt securities(2)	93,433	—	93,433	—
Total	$140,129	$20,371	$119,758	$—

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheet at December 31, 2014.
(2)	Corporate debt securities purchased within three months of maturity valued at $4,610 is included within cash and cash equivalents on the Company’s consolidated balance sheet at December 31, 2014.

		Fair Value Measurements Using
	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Series C preferred stock warrants	$1,165	$—	$—	$1,165
Series D preferred stock warrants	2,330	—	—	2,330
Series E preferred stock warrants	480	—	—	480
Total	$3,975	$—	$—	$3,975

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of  December 31, 2014. The Company determines the fair value of commercial paper and corporate bonds with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at December 31, 2014.

As discussed in Note 2 above, all of the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock in connection with the IPO and are accounted for as equity from the conversion date forward. Prior to the conversion, the Company estimated the fair value of convertible preferred stock warrants at the time of issuance and subsequent remeasurements using the Black-Scholes option-pricing model at each reporting date, using the following inputs: the risk-free interest rates; the expected dividend rates; the remaining expected life of the warrants; and the expected volatility of the price of the underlying common stock.

The following assumptions were used in the Black-Scholes option-pricing model to determine the fair value of the convertible preferred stock warrant liability as of February 10, 2014, the conversion date, and December 31, 2013:

	February 10, 2014	December 31, 2013
Risk-free interest rate	0.07%-2.64%	0.07%-3.04%
Expected dividend yield	0%	0%
Expected volatility	69.66%-87.51%	66.49%-85.10%
Expected term (in years)	0.29-9.89	0.39-9.99

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Warrant Liability
Balance at January 1, 2013	$1,556
Issuance of warrants	606
Exercise of tranche rights	(118)
Change in fair value(1)	1,931
Balance at December 31, 2013	3,975
Change in fair value(1)	3,634
Reclassification of warrants(2)	(7,609)
Balance as of December 31, 2014	$—

(1)	The changes in the fair value of the convertible preferred stock warrants were recorded as increase or reduction to other income (expenses) in the statement of operations.
(2)

In connection with the completion of the Company’s IPO in February 2014, the Company reclassified the warranty liability to stockholders’ equity as the warrants met the definition of an equity instrument under derivative accounting guidance.

4. Investments in Marketable Securities

The Company had no investments in marketable securities at December 31, 2013. Investments classified as available-for-sale at December 31, 2014, consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Corporate debt securities(1)	1 year or less	$93,470	$2	$(39)	$93,433
Commercial paper(1)	1 year or less	21,673	42	—	21,715
Total available-for-sale securities		$115,143	$44	$(39)	$115,148

(1)There were no securities scheduled to mature outside of one year at December 31, 2014.

During the year ended December 31, 2014, the Company realized an immaterial gain on the sale of an available-for-sale security that had been downgraded and fell outside of the Company’s investment policy. No further gains or losses were realized on sales or maturities of available-for-sale securities for the year ended December 31, 2014. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2014, there were 23 securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. Further, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. As such, the Company has classified these losses as temporary in nature. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5. Other Balance Sheet Items

Prepaid and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Prepaid clinical trial costs	$4,568	$—
Prepaid insurance	203	72
Interest receivable	567	—
Prepaid other and other current assets	373	170
Total	$5,711	$242

Property and equipment consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Computer equipment and software	$137	$45
Leasehold improvements	46	5
Furniture and fixtures	43	16
Office equipment	23	12
Machinery and equipment	4	4
	253	82
Less accumulated depreciation	(76)	(56)
Total	$177	$26

Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Clinical trial accruals	$1,168	$565
Accrued personnel costs	2,679	475
Manufacturing cost accrual	212	772
Other accrued expenses	604	315
Total	$4,663	$2,127

6. Long-Term Debt

In December 2013, the Company entered into a term loan facility with Oxford Finance LLC and its assignees. The loan facility provides funding for an aggregate principal amount of $15,000,000, which was funded at closing, is collateralized by the Company’s assets excluding intellectual property, bears a fixed interest rate of 8.99% per year and matures on January 1, 2018. The original terms of the loan facility provided that the Company would make interest-only payments for 12 months beginning on February 1, 2014 and equal monthly principal and interest payments over 36 months thereafter. In accordance with the terms of the loan facility, upon the completion of the Company’s IPO in February 2014, the interest-only period was extended by an additional 6 months to 18 months with equal monthly principal and interest payments over 30 months thereafter (reduced from 36 months). In December 2014, the Company amended the loan facility to extend the interest-only payment period and is currently subject to interest-only payments through January 1, 2016, to be followed by 24 equal monthly principal and interest payments. However, if the Company completes an NDA submission of SD-809 for chorea associated with Huntington’s disease by June 30, 2015, and are otherwise in compliance with the loan facility, the interest-only period will be extended to 30 months, followed by 18 equal monthly principal and interest payments. Upon repayment of the term loan, the Company is required to make a final payment to the lenders equal to 3% of the original principal balance of the loan which is being accrued over the term of the loan. In connection with the loan facility, the Company issued warrants to the lender and incurred debt issuance costs of $100,000. The fair value of the warrants, recorded as a discount to the debt and the debt issuance costs recorded as a deferred asset, are being amortized to interest expense over the expected life of the loan agreement.  See Note 7 below for further discussion of the warrants.

The Company is permitted to make voluntary prepayments of the term loan with a prepayment fee equal to (i) 3% of the term loan prepaid during the first 12 months, (ii) 2% of the term loan prepaid in months 13-24 and (iii) 1% of the term loan prepaid thereafter. The Company is required to make mandatory prepayments of the outstanding term loan upon the acceleration by the lenders of such term loan following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of the prepayment. The Company is also subject to certain non-financial covenants. As of December 31, 2014, the Company has not experienced any events of default and was in compliance with all covenants under the loan facility.

Future minimum payments under the term loan are as follows (in thousands):

Year Ending December 31,
2015	$1,350
2016	7,650
2017	8,223
2018	1,135
Total future minimum payments	18,358
Less amounts representing interest and fees	(2,908)
Less end of term payment	(450)
Gross balance of long-term debt	15,000
Less unamortized discount	(405)
Total present value of long-term debt	14,595
Less current portion	—
Long-term portion	$14,595

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

The following table summarizes the shares subject to outstanding warrants and the corresponding exercise price as of December 31, 2014 and 2013:

	Number of Shares Outstanding
	December 31, 2014	December 31, 2013	Exercise Price	Expiration Date
May 2009 Series C Warrants	—	507,910	$0.862	May 22, 2014
October 2009 Series C Warrants	—	464,035	$0.862	October 9, 2014
January 2010 Series C Warrants	—	457,285	$0.862	January 8, 2015
December 2011 Series D Warrants	—	654,292	$0.862	December 15, 2016
April 2012 Series D Warrants	—	654,291	$0.862	April 20, 2007
July 2012 Series D Warrants	—	348,027	$0.862	July 18, 2017
August 2012 Series D Warrants	—	348,027	$0.862	August 28, 2017
January 2013 Series D Warrants	—	174,014	$0.862	January 9, 2023
December 2013 Series E Warrants	—	261,020	$1.724	December 27, 2023
Common Stock Warrants	547,089	—	$3.879
Total	547,089	3,868,901

Series C and D Preferred Stock Warrants

In connection with convertible notes that were fully converted to preferred stock prior to December 31, 2013, the Company issued warrants to note holders for the purchase of shares of Series C Preferred Stock (“Series C warrants”) and Series D Preferred Stock (“Series D warrants”). At December 31, 2013 there were Series C warrants outstanding for the purchase of an aggregate of 1,429,230 shares of Series C Preferred Stock and Series D warrants, issued through August 2012, outstanding for the purchase of an aggregate of 2,004,637 shares of Series D Preferred Stock. Upon completion of the Company’s IPO in February 2014, these warrants converted into warrants to purchase an aggregate of 763,073 shares of the Company’s common stock at an exercise price of $3.879 per share. In May 2014, warrants subject to an aggregate of 112,867 shares of common stock were exercised, a portion of which were exercised through cashless net exercises, and resulted in a total issuance of 100,467 shares of common stock. In October 2014, warrants subject to an aggregate of 103,117 shares of common stock were exercised through cashless net exercises, resulting in a total issuance of 86,237shares of common stock. As of December 31, 2014, there were warrants to purchase an aggregate of 547,089 shares of the Company common stock outstanding.

January and December 2013 Preferred Stock Warrants

In connection with a January 2013 credit facility which was paid in full prior to December 31, 2013, the Company issued a fully exercisable warrant for the purchase of 174,014 shares of Series D Preferred Stock at $0.862 per share, expiring January 9, 2023. Upon completion of the Company’s IPO in February 2014, the warrant converted into a warrant for the purchase of 38,669 shares of the Company’s common stock at an exercise price of $3.879 per share. In February 2014, the warrant was fully exercised through a cashless net exercise and the Company issued a net of 33,469 shares of common stock.

In connection with the funding of the December 2013 term loan, the Company issued fully exercisable warrants to the lender to purchase an aggregate of 261,020 shares of Series E Preferred Stock at a purchase price of $1.724 per share, expiring December 27, 2023. The warrants were valued at $480,000 at issuance and were recorded as a loan discount, utilizing the Black-Scholes option-pricing model and are being amortized to interest expense over the expected term of the loan agreement. Upon completion of the Company’s IPO in February 2014, the warrants converted into warrants to purchase an aggregate of 58,001 shares of the Company’s common stock at an exercise price of $7.758 per share. In December 2014, the warrant was fully exercised through a cashless net exercise and the Company issued a net of 49,721 shares of common stock

8. Stockholders’ Equity

Authorized Shares

In connection with the completion of the Company’s IPO in February 2014, the Company amended its Certificate of Incorporation to authorize 10,000,000 shares of preferred stock, par value $0.0001 per share, and 200,000,000 shares of common stock, par value $0.0001 per share.

Public Offerings and Related Transactions

On February 10, 2014, the Company completed its IPO selling 8,050,000 shares of common stock at $12.00 per share. Proceeds from the Company’s IPO, net of underwriting discounts and commissions and other offering costs, were $86,658,000.

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

In July 2014, the Company completed a follow-on offering whereby it issued an aggregate 3,622,500 shares of common stock at $19.25 per share. Proceeds from the follow-on offering, net of underwriting discounts, commissions and offering expenses, were $64,973,000.

Convertible Preferred Stock

Prior to its conversion in the IPO, the Company’s convertible preferred stock was classified on the Company’s balance sheets as temporary equity, instead of stockholders’ (deficit) equity, in accordance with authoritative guidance for the classification and measurement of redeemable securities. Upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock could cause its redemption.

Equity Awards

In January 2014, the Company’s board of directors and stockholders approved and adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in connection with the Company’s initial public offering and the 2014 Plan became effective in February 2014. Upon adoption of the 2014 Plan, the Company restricted future grants from its 2010 Equity Incentive Plan (the “2010 Plan”).

The 2014 Plan initially reserved 1,110,000 new shares, plus an amount not to exceed 3,059,326 shares which represented (1) the number of shares reserved for issuance under the 2010 Plan at the time the 2014 Plan became effective and (2) any shares subject to outstanding stock options or other stock awards that would have otherwise returned to the 2010 plan (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1st of each year, from January 1, 2015 continuing through January 1, 2024, by 4% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

The 2014 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”), performance-based stock awards, and other forms of equity compensation, which we refer to collectively as stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants of us and our affiliates. Additionally, the 2014 Plan provides for the grant of performance cash awards. ISOs may be granted only to employees and the maximum number of shares that may be issued upon the exercise of ISOs under the 2014 Plan is 8,318,652 shares.

The Company issues new shares of common stock upon the exercise of stock options, award of restricted stock awards and vesting of RSUs and performance-based awards, if any.

As of December 31, 2014, the Company has issued only stock options under the 2014 Plan and both stock options and restricted shares under the 2010 Plan. The following table presents shares authorized, available for future grant and outstanding under each of the Company’s plans at December 31, 2014:

			Outstanding
				Nonvested
	Authorized	Available	Options	Restricted Shares
2010 Equity Incentive Plan	2,744,764	—	1,361,345	608,968
2014 Equity Incentive Plan	1,652,948	1,022,281	630,667	—
	4,397,712	1,022,281	1,992,012	608,968

Not included in the outstanding option balance above are 15,742 shares pursuant to stock options that were early exercised and subject to repurchase under the 2010 Plan at December 31, 2014.

Stock Options.  Stock options granted under the 2014 Plan expire no later than 10 years from the date of grant and generally vest over a four-year period with vesting generally occurring at a rate of 25% at the end of the first year, and thereafter in 36 equal monthly installments. However grants to the Company’s board members vest over a period of one-year. The exercise price of the Company’s stock options generally cannot be less than 100% of the fair value of the Company’s common stock on the date of grant. Further the exercise price of any ISOs granted to a 10% stockholder may not be less than 110% of the fair value of the Company’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity as of December 31, 2014, and changes for the year then ended:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value
Options outstanding at beginning of period	986,111	$0.73
Granted	1,278,646	$15.87
Exercised	(254,717)	$0.89
Cancelled	(18,028)	$14.66
Options outstanding at end of period	1,992,012	$10.30	8.89	$84,027,000
Options exercisable at end of period	259,974	$1.50	8.07	$13,253,800

The aggregate intrinsic value of options exercised during 2014 and 2013 was $6,415,000 and $8,000, respectively. There were no options exercised during 2012. During 2014 the Company received $227,000, upon the exercise of stock options in satisfaction of the exercise price.

Restricted Shares.  The Company has granted restricted shares to a limited number of individuals subject to service conditions. The Company maintains a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time subject to continued service by the recipient. No such awards were granted in 2014 and 2012, however the Company granted 1,100,793 restricted shares in 2013, of which 491,825 restricted shares had vested and 608,968 remained unvested as of December 31, 2014. The following table further summarizes the Company’s restricted share activity as of December 31, 2014, and changes for the year then ended:

		Weighted-
		Average	Aggregate
		Grant Date	Intrinsic
	Shares	Fair Value	Value
Nonvested restricted shares at beginning of period	933,333	$0.54
Vested	(324,365)	$0.54
Nonvested restricted shares end of period	608,968	$0.54	$31,905,000

The nonvested restricted shares and shares purchased by employees subject to early exercise provisions are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to restricted shares and stock options grants is recorded as a liability on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. The aggregate intrinsic value of restricted shares vested during 2014, at the vesting date, was $6,362,000. The intrinsic value of restricted shares vested during 2013 was less than $1,000. As of December 31, 2014 and 2013, the Company had liabilities on its balance sheet of $40,000 and $62,000, respectively, for restricted shares subject to repurchase rights.

Employee Stock Purchase Plan

On January 15, 2014, the Company’s board of directors and stockholders approved and adopted the ESPP. The ESPP became effective and the first purchase period began upon the execution and delivery of the underwriting agreement for the IPO on February 4, 2014. The ESPP permits eligible employees to make payroll deductions to purchase up to $25,000 of the Company’s common stock in each calendar year on regularly scheduled purchase dates at a discount. Offering periods under the ESPP are not more than 27 months in duration and shares are purchased at 85% of the lower of the closing price for the Company’s common stock on the first day of the offering period or the date of purchase. The ESPP initially authorized the issuance of 300,000 shares of the Company’s common stock under the ESPP. The number of shares of common stock reserved for issuance will automatically increase on January 1st of each calendar year, from January 1, 2015, continuing through January 1, 2024, by an amount equal to the lessor of (a) 1% of the total number of shares of the Company’s common stock outstanding on December 31st of the preceding calendar year, (b) 530,000 shares, or (c) a number determined by the Company’s board of directors that is less than (a) and (b).

The following table further summarizes the Company’s ESPP activity as of December 31, 2014, and changes for the year then ended:

Shares
Shares authorized for issuance under the 2014 ESPP at beginning of period	—
Shares authorized in February 2014	300,000
May purchase	(7,895)
November purchase	(16,720)
Shares authorized for issuance under the 2014 ESPP at end of period	275,385

Total common stock reserved for issuance under our equity plans, ESPP and pursuant to outstanding warrants as of December 31, 2014, was as follows:

Shares
Warrants to purchase common stock outstanding	547,089
Stock options outstanding	1,992,012
Early exercise of stock options subject to repurchase	15,742
Nonvested restricted shares subject to repurchase	608,968
Equity plan shares authorized for future awards	1,022,281
ESPP shares authorized for issuance	275,385
4,461,477

9. Variable Interest Entity

On July 1, 2014, the Company entered into a License and Joint Development Agreement (the “Agreement”) with an early development stage company (the “Development Partner”), Imphar AG, for certain intellectual property rights related to deuterated oral small molecule compounds for the treatment of certain neurological disorders that are distinct from and not related to our late stage SD-809 program. These compounds are in the early stage of development and the Company plans to advance the program in collaboration with its partner through an agreed upon development plan. Pursuant to the Agreement, the parties are to share equally all development costs to obtain regulatory approval in the United States and Europe and each party has equal representation on both a joint steering and joint development committee. If the Development Partner fails to timely fund its share of the development plan costs, the Company has the option to provide additional funding and in return the Company will be entitled to additional potential future commercialization rights, revenues and royalty payments.

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

At the inception of the Agreement, the VIE was determined not to be a business and the identifiable assets, assumed liabilities and non-controlling interest of the VIE were recorded at their preliminary estimated fair value upon the initial consolidation of the VIE, including the intellectual property assets. However, the intellectual property assets represented in-process research and development and did not qualify for capitalization as they had no alternative future use. As a result, the Company recorded a loss upon consolidation in the third quarter of 2014 of $4,781,000, which was subsequently reduced by $512,000 in December 2014 based on the completion of a valuation analysis of the estimated fair value of the intellectual property assets, resulting in a net loss upon consolidation of $4,269,000for the year ended December 31, 2014. As of December 31, 2014 the Company has recorded $3,784,000 as the fair value of the non-controlling interest in connection with the consolidation of the VIE.

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

In July 2014, the Company entered into the Fourth Amendment to the Lease (the “Fourth Amendment”), pursuant to which the Company began leasing new office space in September 2014 that is serving as its corporate headquarters. All office space previously occupied pursuant to the Lease, was replaced by the new office space pursuant to the Fourth Amendment. The Fourth Amendment further provided for additional office space that became available in January 2015. In November 2014, the Company entered into the Fifth Amendment to the Lease (the “Fifth Amendment”) which provided for further expansion space. The Lease will expire in March 2020, and the Company has an option to extend the term for either five additional years or one additional year. Further, the Company has a one-time right to terminate and cancel the Lease, subject to conditions and termination dates.

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

Future minimum payments as of December 31, 2014, pursuant to the Fourth and Fifth Amendments, are as follows (in thousands):

Year Ending December 31,
2015	$860
2016	1,140
2017	1,175
2018	1,211
2019	1,246
2020	319
Total minimum lease payments	$5,951

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

11.Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan for our employees under the provisions of Section 401(k) of the Internal Revenue Code. Employees may contribute up to 90% of his or her compensation up to the maximum annual amount prescribed by the Internal Revenue Service. The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions. During 2014, 2013 and 2012, the Company elected not to make any contributions to the plan.

12. Income Taxes

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2001 and forward are subject to examination by the federal and state tax authorities due to the carryforward of unutilized net operating losses and research and development credits. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties related to income tax matters in the Company’s consolidated balance sheets at December 31, 2014 and 2013, respectively, and has recognized no interest and/or penalties in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company has not completed the analysis regarding this limitation and therefore has removed the (1) deferred tax assets for net operating losses of approximately $34,100,000 and (2) research and development credits of approximately $6,400,000 generated through 2014 from its deferred tax asset schedule and recorded a corresponding decrease to its valuation allowance. When this analysis is completed, the Company plans to update its deferred tax asset and valuation allowance accordingly. Until such analysis is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an uncertain tax benefit. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely than not threshold requirement. Other significant components of the Company’s net deferred tax assets for federal and state income taxes at December 31, 2014 and 2013, are shown below (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Capitalized research and development	$6,093	$7,409
Accrued compensation	999	39
Stock-based compensation	917	21
Other, net	419	48
	8,428	7,517
Valuation allowance for deferred tax assets	(8,428)	(7,517)
Net deferred tax assets	$—	$—

A reconciliation of the Company’s effective tax rate and federal statutory rate is as follows:

	As of December 31,
	2014	2013	2012
Federal income taxes	34.0%	34.0%	34.0%
State income taxes	4.6%	4.8%	5.1%
Research and development credits	4.4%	3.3%	0.6%
Change in valuation allowance	(1.5)%	(17.4)%	(24.2)%
Fair value adjustments	(2.2)%	(5.0)%	(0.4)%
Nondeductible interest	—	—	(3.3)%
Removal of net operating loss and research and development tax credits	(38.1)%	(18.9)%	(11.4)%
Nondeductible expenses and other	(1.2)%	(0.8)%	(0.4)%
	0.0%	0.0%	0.0%

At December 31, 2014, the Company had federal and state net operating losses of approximately $91,200,000 and $94,100,000, respectively. The federal net operating loss carryforwards will begin to expire in 2021 unless previously utilized, and the state net operating loss carryforwards will continue to expire in 2015. The Company also had federal and state research and development tax credit carryforwards of approximately $5,200,000 and $1,800,000, respectively. The federal research and development tax credit carryforwards will begin expiring in 2021, unless previously utilized. The state research and development tax credits carryforwards do not expire.

Included in the net operating loss carryforwards at December 31, 2014, is approximately $6,000,000 of losses attributable to excess stock option deductions. Under current accounting guidance concerning when tax benefits related to excess stock option deductions can be credited to paid in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate that it is more likely than not that the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.

13.Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Selected quarterly financial data for years ended December 31, 2014 and 2013, are as follows (in thousands, except share and per share amounts):

	Fiscal Year 2014 Quarters
	1st(3)	2nd	3rd(4)	4th(5)	TOTAL
Operating loss	$(6,106)	$(10,039)	$(13,909)	$(20,202)	$(50,256)
Net loss	$(10,123)	$(10,385)	$(19,025)	$(20,002)	$(59,535)
Net income attributed to noncontrolling interest	$—	$—	$13	$26	$39
Net loss attributable to Auspex shareholders	$(10,123)	$(10,385)	$(19,038)	$(20,028)	$(59,574)
Basic and diluted net loss per share(1)(2)	$(0.81)	$(0.45)	$(0.73)	$(0.74)	$(2.68)

	Fiscal Year 2013 Quarters
	1st	2nd	3rd	4th	TOTAL
Operating loss	$(2,630)	$(2,817)	$(2,837)	$(4,908)	$(13,192)
Net loss	$(2,305)	$(2,889)	$(2,846)	$(7,589)	$(15,629)
Net income attributed to noncontrolling interest	$—	$—	$—	$—	$—
Net loss attributable to Auspex shareholders	$(2,305)	$(2,889)	$(2,846)	$(7,589)	$(15,629)
Basic and diluted net loss per share(1)(2)	$(17,462)	$(21,886)	$(21,561)	$(46)	$(371)

(1)	Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share may not necessarily equal the total for the year.
(2)

In the first quarter of 2014, the Company issued 8,050,000 shares of common stock as part of its initial public offering. Further, the Company issued an additional 3,622,500 shares of common stock pursuant to a follow-on offering in July 2014. As a result, there is a lack of comparability in the basic and diluted net loss per share amount for the periods presented.

(3)

During the first quarter of 2014, in conjunction with the Company’s initial public offering, the Company recognized a change in the fair value of its convertible preferred stock warrants, resulting in a loss of $3,634.

(4)	During the third quarter of 2014, the Company recognized a $4,781 loss on the initial consolidation of the assets and liabilities of a VIE it began consolidating during the quarter.
(5)	During the fourth quarter of 2014, the Company recorded an adjustment to the loss on the initial consolidation of the VIE, reducing the loss by $512.

14. Subsequent Events

Share Purchase Agreement

On January 11, 2015, the Company entered into a share purchase agreement to acquire the remaining rights to SD-1077, and related intellectual property, through the acquisition of Imphar AG. Imphar AG had previously granted Auspex exclusive U.S. and select worldwide rights and retained European and additional worldwide rights, all of which were transferred to Auspex upon the closing of the transaction on January 31, 2015.

Sales of Common Stock

In January 2015, the Company completed a public follow-on offering whereby it issued an aggregate 3,600,000 shares of common stock at $56.50 per share. Proceeds from the follow-on offering, net of underwriting discounts, commissions and offering expenses, were approximately $190,496,000. The public offering also included the sale of 1,000,000 shares of common stock by existing stockholders of Auspex, for total shares sold of 4,600,000

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and our principal financial officer, has determined that there were no significant changes to our internal control over financial reporting during the year or quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and as implemented in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. However all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Our management utilized the criteria set forth in “Internal Control-Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment and evaluate the effectiveness of our internal control over financial reporting. Management’s evaluation of this testing included consideration of susceptibility to loss or fraud, subjectivity, complexity, the extent of judgment, the amount and volume of the transactions exposed to any deficiencies, the existence of mitigating controls, the cause of detected exceptions, how exceptions discovered were detected, the pervasiveness of any exceptions, the significance of any deviations from policy and the frequency of such exceptions relative to the frequency of operation. Indicators of deficiencies that may be material weaknesses and are at least significant include restatement, material misstatement in the current period, ineffective Audit Committee oversight, ineffective internal audit function, identification of fraud of any magnitude by management, significant deficiencies that remain uncorrected for some period of time, ineffective control environment, and the aggregate effect of all deficiencies.

Based on this assessment of the effectiveness of the Company’s internal control over financial reporting, our management concluded that, as of December 31, 2014, our control over financial reporting was effective and there were no material weaknesses in our internal control over financial reporting that have been identified by management.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Elections of Directors, Information Regarding the Board of Directors and Corporate Governance, Executive Compensation and Other Information, and Section 16(a) Beneficial Ownership Reporting Compliance contained in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2014 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11.	Executive Compensation

We maintain employee compensation program and benefit plans in which our executive officers are participants. Copies of these plans and programs are set forth or incorporated by reference as Exhibits to this report. The information required by this item will be included in our Proxy Statement under the caption Executive Compensation and Other and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Executive Compensation contained in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

Information required by this item will be included under the captions Certain Relationships and Related Transactions and Information Regarding the Board of Directors contained in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required by this item will be included under the captions Selection of Independent Registered Public Accounting Firm contained in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:

(1)Financial Statements.  The following financial statements of Auspex Pharmaceuticals, Inc., together with the report thereon of Ernst & Young, LLP, required to be filed pursuant to Part II, Item 8 of this Annual Report on Form 10-K, are included on pages 80 through 102, as follows:

(2)

Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3)	List of exhibits required by Items 601 or Regulation S-K. See part (b) below.
(b)	Exhibits. For a list of exhibits filed with this Annual Report on Form 10-K, refer to the exhibit index beginning on page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auspex Pharmaceuticals, Inc.

Date: March 16, 2015	By:	/s/ Pratik Shah
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Pratik Shah Pratik Shah, Ph.D.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 16, 2015

/s/ John Schmid	Chief Financial Officer	March 16, 2015
John Schmid	(Principal Financial and Accounting Officer)

/s/ Samuel Saks	Chief Development Officer and	March 16, 2015
Samuel Saks, M.D.	Member of the Board of Directors

/s/ Lynn Dorsey Bleil Lynn Dorsey Bleil	Member of the Board of Directors	March 16, 2015

/s/ Rod Ferguson	Member of the Board of Directors	March 16, 2015
Rod Ferguson, Ph.D.

/s/ R. Scott Greer	Member of the Board of Directors	March 16, 2015
R. Scott Greer

/s/ Gerald Proehl	Member of the Board of Directors	March 16, 2015
Gerald Proehl

/s/ Sepehr Sarshar	Member of the Board of Directors	March 16, 2015
Sepehr Sarshar, Ph.D.

/s/ Phillip M. Schneider	Member of the Board of Directors	March 16, 2015
Phillip M. Schneider

/s/ Alex Zisson	Member of the Board of Directors	March 16, 2015
Alex Zisson

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).

3.2	Bylaws, as amended, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).

4.1

Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193013), filed with the SEC on January 10, 2014).

4.2

Amended and Restated Investor Rights Agreement, dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193013), filed with the SEC on December 20, 2013).

10.1+

Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193013), filed with the SEC on December 20, 2013).

10.2+

Auspex Pharmaceuticals, Inc. 2010 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 10, 2014).

10.3+±

Auspex Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice thereunder.

10.4+

Auspex Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 17, 2014).

10.5±	Auspex Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended.

10.6+

Offer Letter, dated February 15, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.7+

Amendment to Offer Letter, dated August 25, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.8+

Amendment to Offer Letter, dated March 6, 2012, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.9+

Offer Letter, dated September 3, 2013, by and between the Registrant and Mr. John Schmid (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.10+

Offer Letter, dated October 1, 2013, by and between the Registrant and Dr. Pratik Shah (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.11+

Offer Letter, dated October 7, 2013, by and between the Registrant and Dr. Bharatt Chowrira (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.12+

Offer Letter, dated November 9, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.13*

Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Concert Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.14

Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series C Preferred Stock financings (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.15

Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series D Preferred Stock financings (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.16

Office Lease, dated June 6, 2011, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

Exhibit Number	Description

10.17

First Amendment to Lease, dated June 21, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.18

Lease between Mullrock 3 Torrey Pines, LLC and Thomas, McNerney & Partners Trust dated June 6, 2011; Lease Assignment and Assumption Agreement between Thomas, McNerney & Partners Trust and the Registrant dated February 28, 2014; Consent to Assignment of Lease between Mullrock 3 Torrey Pines LLC and the Registrant dated February 17, 2014; and Commencement Letter between Mullrock 3 Torrey Pines, LLC and Thomas, McNerney & Partners Trust dated August 24, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).

10.19

Second Amendment to Lease, dated November 13, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.20

Third Amendment to Lease between Mullrock 3 Torrey Pines LLC and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).

10.21

Fourth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated July 25, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014).

10.22

Fifth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated November 30, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201387, filed with the SEC on January 7, 2015).

10.23±	Sixth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated December 31, 2014.

10.24+

Auspex Pharmaceuticals, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.25+

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

10.27

Loan and Security Agreement, dated December 27, 2013, by and between the Registrant and Oxford Finance LLC, as amended on May 2, 2014 and December 31, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201387, filed with the SEC on January 7, 2015).

23.1±	Consent of Independent Registered Public Accounting Firm.

24.1±	Power of Attorney. Reference is made to the signature page hereto.
31.1±	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2±	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1±	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Taxonomy Extension Schema Document.

101.CAL±	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF±	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB±	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE±	XBRL Taxonomy Extension Presentation Linkbase Document.

± +	Included in this Report. Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.