Form 10-K/A
period 2014-12-31
Auspex Pharmaceuticals, Inc.
filed 2015-04-23
CIK 1454189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the 10-K, as filed by the Registrant with the Securities and Exchange Commission, or the SEC, on March 16, 2015. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2015 Annual Meeting of Stockholders. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the Registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Accordingly, this Amendment hereby amends Part III, Items 10 through 14 and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 16, 2015) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Registrant’s other filings with the SEC.

AUSPEX PHARMACEUTICALS, INC.

Annual Report on Form 10-K/A

Amendment No. 1

For the Fiscal Year Ended December 31, 2014

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors

Each of our directors are elected annually and holds office until his or her successor has been elected and qualified or until the earlier of his or her death, resignation or removal. We currently have nine members of our board of directors who have been elected to serve until the next annual election of directors. The following table is a summary of our directors, their business experience and respective ages as of April 1, 2015.

Name	Age	Position(s)
Lynn D. Bleil	51	Director, Nominating and Corporate Governance Committee Member
Rod Ferguson, Ph.D.	58	Director, Compensation Committee Member and Nominating and Corporate Governance Committee Member
R. Scott Greer	56	Director, Audit Committee Member and Compensation Committee Member
Gerald T. Proehl	56	Lead Independent Director, Chairman of Nominating and Corporate Governance Committee and Compensation Committee Member
Samuel Saks, M.D.	60	Chief Development Officer and Director
Sepehr Sarshar, Ph.D.	48	Director, Audit Committee Member
Phillip M. Schneider	59	Director, Chairman of Audit Committee
Pratik Shah, Ph.D.	45	President, Chief Executive Officer and Director
Alex Zisson	45	Director, Chairman of Compensation Committee and Audit Committee Member

MS. LYNN D. BLIEL has served as a member of our board of directors since May 2014. Ms. Bleil was most recently a Senior Partner (Director) at McKinsey & Company where she worked for over 26 years until her retirement in December 2013. While at McKinsey, Ms. Bleil led the west coast healthcare practice and was a core leader and operating committee member of the global healthcare practice. Ms. Bleil currently serves as a member of the board of directors of DST Systems Inc., a publicly-traded software development firm, and is a Governing Board Director of Park City Medical Center of Intermountain Health Care, Inc., a private, non-profit health services corporation. Ms. Bleil holds a B.S. in chemical engineering from Princeton University and an M.B.A. from the Stanford Graduate School of Business, where she was an Arjay Miller Scholar. We believe that Ms. Bleil’s experience advising biotechnology and pharmaceutical companies qualifies her to serve on our board of directors.

DR. ROD FERGUSON has served as a member of our board of directors since January 2013. Dr. Ferguson is currently a Managing Director at Panorama Capital, a technology and life sciences investment firm, which he co-founded in 2006. Prior to co-founding Panorama Capital, Dr. Ferguson served as a Managing Director at J.P. Morgan Partners, a private equity firm, from 2001 to 2006. From 1999 to 2001, he was a Partner at InterWest Partners, a venture capital firm. Prior to InterWest Partners, he held a variety of positions at Genentech, Inc., a then publicly-traded biotechnology company, from 1988 to 1999, including Senior Director of Business and Corporate Development. Prior to Genentech, Inc., Dr. Ferguson was an Associate at the law firm of McCutchen, Doyle, Brown & Enersen LLP. Dr. Ferguson received a B.S. with honors in Biochemistry from the University of Illinois, a Ph.D. in Biochemistry from the State University of New York at Buffalo and a J.D., cum laude, from Northwestern University. We believe that Dr. Ferguson’s experience in investment banking and in financing pharmaceutical companies qualifies him to serve on our board of directors.

MR. R. SCOTT GREER has served as a member of our board of directors since May 2014. Since June 2003, Mr. Greer has served as Managing Director of Numenor Ventures, LLC, a venture capital firm. In 1996, Mr. Greer co-founded Abgenix, Inc., a company that specialized in the discovery, development and manufacture of human therapeutic antibodies, and from June 1996 through May 2002, he served as its Chief Executive Officer. He also served as a director of Abgenix from 1996 and chairman of the board of directors from 2000 until the acquisition of Abgenix by Amgen, Inc. in April 2006. Prior to Abgenix’s formation, Mr. Greer held senior management positions at Cell Genesys, Inc., a biotechnology company, initially as Chief Financial Officer and Vice President of Corporate Development and later as Senior Vice President of Corporate Development, and various positions at Genetics Institute, Inc., a biotechnology research and development company. Mr. Greer currently serves as a member of the boards of directors of StemCells, Inc., a publicly-traded biopharmaceutical company focused on stem cell therapeutics, Nektar Therapeutics, a publicly-traded biopharmaceutical company, Sientra, Inc., a publicly-traded commercial stage medical device company, and Versartis, Inc., a publicly-traded development stage biotechnology company. Mr. Greer holds a B.A. in economics from Whitman College and an M.B.A. from Harvard University. He also was a certified public accountant. We believe that Mr. Greer’s experience as an accountant and as an executive of various public and private biotechnology and biopharmaceutical companies qualifies him to serve on our board of directors.

MR. GERALD T. PROEHL has served as a member of our board of directors since January 2014 and as the lead independent director of our board of directors since December 2014. Mr. Proehl was the President and Chief Executive Officer of Santarus, Inc., a pharmaceutical company, from January 2002 until its sale to Salix Pharmaceuticals, Inc., a pharmaceutical company, in January 2014. Prior to becoming Santarus’ President and CEO, Mr. Proehl served as Santarus’ President and Chief Operating Officer from March 2000 through December 2001 and Vice President, Marketing and Business Development from April 1999 to March 2000. Prior to joining Santarus, Mr. Proehl spent 14 years at Hoechst Marion Roussel, Inc., a global pharmaceutical company, where he served in various capacities in multiple therapeutic areas including gastrointestinal, cardiovascular, wound care and central nervous system. Mr. Proehl currently serves as a member of the boards of directors of Sophiris Bio Inc., a publicly-traded clinical-stage biopharmaceutical company, Tenax Therapeutics, Inc., a publicly-traded pharmaceutical company, Patara Pharma, LLC, a private biotechnology company, and Kinetek Sports, Inc., a private technology company. Mr. Proehl holds a B.S. in education from the State University of New York at Cortland, an M.A. in exercise physiology from Wake Forest University and an M.B.A. from Rockhurst College. We believe that Mr. Proehl’s management, operational and marketing experience in the pharmaceutical sector qualifies him to serve on our board of directors.

DR. SAMUEL SAKS joined us as our Chief Development Officer in November 2013 and has served as a member of our board of directors since September 2009. Dr. Saks was a co-founder of Jazz Pharmaceuticals plc, a publicly-traded biopharmaceutical company, where he served as Chief Executive Officer from 2003 until his retirement in 2009. From 2001 to 2003, Dr. Saks served as Company Group Chairman of ALZA, and served as a member of the Johnson & Johnson Pharmaceutical Group Operating Committee. From 1992 to 2001, Dr. Saks held various positions with ALZA, most recently as its Group Vice President. Prior to ALZA, Dr. Saks held clinical research and development management positions with Schering-Plough Corporation, a publicly-traded pharmaceutical company that merged with Merck in 2009, Xoma Corp., a publicly-traded biotechnology company, and Genentech, Inc., a then publicly-traded biotechnology company. Dr. Saks currently serves on the boards of directors of TONIX Pharmaceuticals Holding Corp. and Depomed, Inc., both of which are publicly-traded pharmaceutical companies, as well as Bullet Biotechnology, Inc., a private biotechnology company, NuMedii, Inc., a private biotechnology company, and Velocity Pharmaceutical Development, LLC, a private drug development firm. Dr. Saks holds a B.S. in Biology and an M.D. from the University of Illinois. He completed his residency in Internal Medicine at Texas Southwestern and his fellowship in Oncology at the University of California, San Francisco. We believe that Dr. Saks’ more than 35 years of experience in managing biotechnology companies qualifies him to serve on our board of directors.

DR. SEPEHR SARSHAR has served as a member of our board of directors since September 2009 and is one of our founders. Dr. Sarshar is a Partner at Sloan Biotech Fund, a venture capital firm, where he has been a Member since 2001. Since January 2011, Dr. Sarshar has been the Manager at Costa Verde Capital, LLC and Costa Verde Capital II, LLC, both venture capital firms. Prior to our founding, Dr. Sarshar worked for Pfizer Inc., a publicly-traded multinational pharmaceutical company, from 1997 to 2000 and for Ontogen Corporation, a private biotechnology company, from 1994 to 1997. Dr. Sarshar received a B.S. in Chemistry and Mathematics from the University of California, Los Angeles and a Ph.D. in Organic Chemistry from Harvard University. We believe that Dr. Sarshar’s experience managing pharmaceutical companies and as one of our founders qualifies him to serve on our board of directors.

MR. PHILLIP SCHNEIDER has served as a member of our board of directors since January 2014. Mr. Schneider held various positions with IDEC Pharmaceuticals Corporation (now Biogen IDEC Inc.), a publicly-traded global biotechnology company, from 1987 to 2003, including most recently as Senior Vice President and Chief Financial Officer. Prior to IDEC, Mr. Schneider held various management positions from 1984 to 1987 at Syntex Corporation, a publicly-traded global pharmaceuticals company that was acquired by Roche Holdings Ltd., including Manager of Financial Reporting and Senior Analyst. Mr. Schneider worked for KPMG LLP, an audit, tax and advisory services firm, from 1982 to 1984 as a Senior Accountant. Mr. Schneider currently serves as a member of the boards of directors of Arena Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, which board he joined in 2007, and Pfénex Incorporated, a publicly-traded biopharmaceutical company, which board he joined in 2014. Mr. Schneider served as a member of the board of directors of Gen-Probe Incorporated, a publicly-traded medical diagnostics company that was acquired by Hologic Corporation, from November 2002 to August 2012, and served on the board of directors of CancerVax/Micromet Inc., a publicly-traded biopharmaceutical company that was acquired by Amgen Inc., from September 2003 to March 2008. Mr. Schneider received a B.S. in Biochemistry from the University of California at Davis and an M.B.A. from the University of Southern California. We believe that Mr. Schneider’s experience in accounting and finance qualifies him to serve on our board of directors.

DR. PRATIK SHAH has served as our President and Chief Executive Officer since October 2013 and as a member of our board of directors since June 2007. Dr. Shah served as Chairman of our board of directors from September 2008 to October 2013. Dr. Shah has been a partner in the venture capital firm Thomas, McNerney & Partners since 2004. Prior to joining Thomas, McNerney & Partners, he co-founded Kalypsys, Inc., a private clinical-stage pharmaceutical company, where he served as the Chief Business Officer from 2001 to 2004 and was responsible for the overall strategy, business development and operations of the company. Before co-founding Kalypsys, Inc., Dr. Shah was at McKinsey & Company, a consulting firm, from 1999 to 2001 where he focused on biotechnology and venture capital projects. Prior to McKinsey & Company, Dr. Shah co-founded NephRx Corporation, a start-up company focused on the discovery of therapeutic proteins for renal disease, where he served as the Vice President of Operations from 1997 to 1999. In addition to serving on our board of directors, Dr. Shah currently serves on the boards of directors SGB, Inc., a private agricultural biotechnology and seed company. He holds a B.S. in Biological Sciences from the University of California, Irvine and both a Ph.D. in Biochemistry & Molecular Biology and an M.B.A. in Finance from the University of Chicago. We believe that Dr. Shah’s experience in managing, financing and consulting with biotechnology companies and having played a key role in founding and building several life sciences companies qualifies him to serve on our board of directors.

MR. ALEX ZISSON has served as a member of our board of directors since October 2013. Mr. Zisson is currently a Partner in the venture capital firm Thomas, McNerney & Partners and is also currently a board member of Clarus Therapeutics, Inc., a private pharmaceutical company, and Keystone Dental, Inc., a private medical device company. Prior to Thomas, McNerney & Partners, Mr. Zisson spent 11 years in the research department at Hambrecht & Quist, an investment bank (and its successor firms Chase H&Q and JPMorgan H&Q), from 1991 to 2002, including serving as Managing Director from 1997 to 2002 and as the firm’s Health Care Strategist following the merger of Chase H&Q and J.P. Morgan. Mr. Zisson is a Member of the Industry Advisory Board of the Children’s Tumor Foundation, a private foundation, and a member of the board of directors of Advanced Medical Research Institute of Canada Development Corporation, a private company focused on economic development in northern Ontario. Mr. Zisson received a B.A. in History from Brown University, where he was elected to Phi Beta Kappa and graduated magna cum laude. We believe that Mr. Zisson’s experience in investment banking and in financing pharmaceutical companies qualifies him to serve on our board of directors.

Our Executive Officers

Our executive officers and their respective ages and positions as of April 1, 2015, are as follows:

Name	Age	Position(s)
Pratik Shah, Ph.D.	45	President, Chief Executive Officer and Director
John Schmid	52	Chief Financial Officer
Bharatt Chowrira, Ph.D., J.D.	49	Chief Operating Officer
Samuel Saks, M.D.	60	Chief Development Officer and Director
David Stamler, M.D.	54	Chief Medical Officer

Drs. Shah and Saks’ biographies can be found above under “Our Directors.”

MR. JOHN SCHMID joined us as Chief Financial Officer in September 2013. Before joining us, Mr. Schmid co-founded Trius Therapeutics, Inc., a publicly-traded biopharmaceutical company, where he served as the Chief Financial Officer from June 2004 until its merger with Cubist Pharmaceuticals, Inc. in September 2013. Prior to Trius Therapeutics, Inc., Mr. Schmid served as the Chief Financial Officer at GeneFormatics, Inc., a private biotechnology company, from 1998 to 2003 and Endonetics, Inc., a private medical device company, from 1995 to 1998. Mr. Schmid also currently serves as the chairman of the board of directors of Speak, Inc., a speakers bureau, which he helped found in 1989. Mr. Schmid holds a B.A. in Economics from Wesleyan University and an M.B.A. from the University of San Diego.

DR. BHARATT CHOWRIRA, Ph.D. joined us as Chief Operating Officer in October 2013. Prior to joining us, Dr. Chowrira served as President and Chief Executive Officer of Addex Therapeutics, Inc., a biotechnology company publicly-traded on the SIX Swiss Exchange, from August 2011 to July 2013. Prior to Addex Therapeutics, Inc., he served as Senior Vice President and Chief Operating Officer at Nektar Therapeutics, or Nektar, a publicly-traded clinical-stage biopharmaceutical company, from May 2008 to January 2011, during which time he also served as the chairman of the board of directors of Nektar India PTY Ltd., a wholly owned subsidiary of Nektar. Prior to Nektar, Dr. Chowrira served as the Vice President, Legal and Chief Patent Counsel at Sirna Therapeutics, Inc., a publicly-traded biotechnology company, from June 2003 until its acquisition by Merck & Co., Inc., or Merck, a publicly-traded global health care company, in December 2006, after which he stayed at Merck until May 2008 as Vice President, Sirna and Executive Director, Worldwide Licensing. From 1993 to 2003, Dr. Chowrira held various leadership positions at Sirna Therapeutics, Inc.’s predecessor, Ribozyme Pharmaceuticals, Inc., a publicly-traded biotechnology company. Dr. Chowrira received a J.D. from the University of Denver—Sturm College of Law, a Ph.D. in Molecular Biology from the University of Vermont College of Medicine, an M.S. in Molecular Biology from Illinois State University and a B.S. in Microbiology from the University of Agricultural Sciences, Bangalore, India.

DR. DAVID STAMLER, M.D. has served as our Chief Medical Officer since January 2011. Prior to joining us, Dr. Stamler served as Senior Vice President and Chief Medical Officer at XenoPort, Inc., a publicly-traded biopharmaceutical company, from 2008 to 2010 and Chief Scientific Officer and Head of Drug Development at Prestwick Pharmaceuticals, Inc., a private pharmaceutical company, from 2005 to 2008. Prior to Prestwick Pharmaceuticals, Inc., Dr. Stamler worked at Fujisawa Pharmaceutical Co. and its subsidiaries from 1997 to 2005, in various leadership roles, including Vice President, Research and Development, Medical Sciences at Fujisawa Healthcare, Inc. from 2003 to 2005 and as Vice President, Clinical Research Center at Fujisawa Research Institute of America from 2000 to 2003. Dr. Stamler began his career at Abbott Laboratories, a publicly-traded global pharmaceuticals and healthcare products company, where he served in various positions from 1993 to 1997, including Director of Clinical Research, Pharmaceutical Products for the International Division. Dr. Stamler received an M.D. from the University of Chicago—The Pritzker School of Medicine and a B.A. in Biology from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock.

Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2014, Mr. Zisson and his firm Thomas, McNerney & Partners, and its affiliates, failed to timely file seven reports during the year, representing 21 transactions. Further CMEA failed to timely file one report during the year, representing two transactions. We believe all executive officers and the remaining directors and greater than 10% stockholders complied with all applicable filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. This Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics is available on our website at www.auspexpharma.com by selecting “Investor Relations” on our web page, followed by the “Corporate Governance” tab.

Certain Corporate Governance Matters

Director Nominations

No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee

We have a standing audit committee, which consists of Messrs. Schneider (Chairman), Greer and Zisson and Dr. Sarshar. Our board of directors has determined that each of the members of our audit committee satisfies the NASDAQ Stock Market and SEC independence requirements. In addition, our board of directors has determined that Mr. Schneider qualifies as an “audit committee financial expert” within the meaning of SEC regulations and meets the financial sophistication requirements of the NASDAQ Listing Rules. In making this determination, our board has considered Mr. Schneider’s formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, reduced disclosure obligations regarding executive compensation in our proxy statements, including the requirement to include a specific form of Compensation Discussion and Analysis, as well as exemptions from the requirement to hold a non-binding advisory vote on executive compensation and the requirement to obtain shareholder approval of any golden parachute payments not previously approved. We have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. As such, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer, hereinafter referred to as our “named executive officers.” Our named executive officers for 2014, are:

•	Pratik Shah, Ph.D., our President, Chief Executive Officer and Director;

•	John Schmid, our Chief Financial Officer; and

•	Bharatt Chowrira, Ph.D., J.D., our Chief Operating Officer.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to or earned by our named executive officers during the year ended December 31, 2014 and, for Dr. Shah, December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Pratik Shah, Ph.D.	2014	$470,000	$—	$—	$1,043,944	$375,000	$1,467	$1,890,411
President, Chief Executive	2013	$102,500	$490,000	$483,130	$—	$—	$9,606	$1,085,236
Officer and Director(1)

John Schmid	2014	$319,233	$82,500	$—	$286,400	$163,625	$1,584	$853,342
Chief Financial Officer

Bharatt Chowrira, Ph.D., J.D.	2014	$360,000	$60,000	$—	$—	$187,688	$1,170	$608,858
Chief Operating Officer

(1)	Dr. Shah served as our President and Chief Executive Officer commencing in October 2013.
(2)	This column reflects discretionary cash bonuses earned for 2014, as further described below under “Cash Bonuses.”
(3)	The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our executive officers. These amounts reflect the grant date fair value of awards granted in the relevant year except as noted below, calculated using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 2 of the “Notes to Financial Statements” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.
(4)	Amounts shown represent annual performance-based bonuses earned for 2014. For more information regarding these bonuses, see below under “Cash Bonuses.”
(5)	This column reflects term life and disability insurance premiums paid by us on behalf of the named executive officers. All of these benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. For more information regarding these benefits, see below under “Perquisites, Health, Welfare and Retirement Benefits.”

Narrative Discussion of Summary Compensation Table

We compensate our named executive officers through a mix of base salary, cash bonuses, equity-based incentive awards and other benefits. We believe the current mix and value of these compensation elements provide our named executive officers with total annual compensation that is both reasonable and competitive within our markets, appropriately reflects our performance and the executive’s particular contributions to that performance, and takes into account applicable regulatory guidelines and requirements.

Base Salary. The base salaries of our named executive officers are generally determined and approved at the beginning of each year or, if later, in connection with the commencement of employment of the executive, by our board of directors or the compensation committee. The following represent the 2014 annual base salaries for our named executive officers as approved by our board of directors in May 2014. The 2014 base salary for each of Dr. Shah, Mr. Schmid and Dr. Chowrira became effective on May 1, 2014. The 2013 annual base salaries in effect during 2014 prior to the 2014 base salary increases were $410,000, $275,000 and $300,000 for Dr. Shah, Mr. Schmid and Dr. Chowrira, respectively.

Name	2014 Annual Base Salary ($)
Pratik Shah, Ph.D.	$500,000
John Schmid	$340,000
Bharatt Chowrira, Ph.D., J.D.	$390,000

Cash Bonuses.

•	Discretionary bonuses: From time to time our board of directors or compensation committee may approve discretionary bonuses for our named executive officers when they determine appropriate, for example, in connection with such officer’s commencement of employment with us. On March 27, 2014, our compensation committee approved a discretionary bonus of $82,500 and $60,000 for Mr. Schmid and Dr. Chowrira, respectively.

•	Annual performance-based bonuses: Our named executive officers also are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus each named executive officer is eligible to receive is generally based on the extent to which we achieve our corporate goals and the extent to which the executive achieves his individual goals, if any, that our board of directors establishes each year. At the end of the year, our board of directors or compensation committee reviews our performance against each corporate goal and approves the extent to which we achieved each of our corporate goals.

A target bonus, expressed as a percentage of base salary, is generally provided to each named executive officer prior to or shortly following the beginning of the year. However, there is generally no minimum or maximum bonus percentage or amount established for a named executive officer and, as a result, the bonus amount for each officer may vary from year to year based on corporate and individual performance and such officer’s target bonus. However, pursuant to Dr. Shah’s offer letter agreement, his 2014 bonus will be a minimum of $90,000. The corporate and individual goals are determined by our board of directors after recommendation by our compensation committee and are generally communicated to the named executive officers each year, prior to or shortly following the beginning of the year to which they relate or if later, in connection with the commencement of employment of the named executive officer. The corporate goals are comprised of a subset of our most important annual corporate goals and various business accomplishments, which vary from time to time depending on our overall strategic objectives. The individual goals are composed of factors that relate to each named executive officer’s ability to guide his own performance, and the performance of his direct employee reports towards reaching our corporate goals.

For 2014, the target bonus for Dr. Shah was 50% of his annual base salary and the target bonus for each of Mr. Schmid and Dr. Chowrira was 35% of his annual base salary. For 2014, Dr. Shah’s bonus was entirely dependent upon our achievement of corporate goals and each of Mr. Schmid’s and Dr. Chowrira’s bonus was weighted 75% based on our achievement of corporate goals and 25% based on each of Mr. Schmid’s and Dr. Chowrira’s achievement of their respective individual goals.

Our board of directors established corporate goals for 2014 that were weighted (1) 80% for clinical activities relating to SD-809 and completion of chemistry, manufacturing and controls, or CMC, and activities in support of manufacturing and (2) 20% for commercial activities relating to upcoming clinical studies, manufacturing activities in support of a 505(b)(2) New Drug Application and hiring a new head of regulatory.

In December 2014, our compensation committee reviewed the achievement of the corporate and individual goals for 2014 and, upon recommendation by the compensation committee, our board of directors determined in January 2015 that on an overall basis, the goals had been achieved and in some cases, we had exceeded our goals, resulting in an overall achievement of 150% of our corporate goals. Our compensation committee determined that we had substantially achieved our clinical and other goals, and noted that we had overachieved our clinical/CMC goals due to the positive clinical data for SD-809 in our First-HD and ARC-HD clinical trials as well as the management team’s strong contributions during the year. Accordingly, upon recommendation by the compensation committee, our board of directors awarded Dr. Shah a bonus of $375,000, based solely on corporate goal achievement, and awarded Mr. Schmid and Dr. Chowrira and a bonus of $163,625 and $187,688, respectively, based on corporate goal achievement and their respective achievement of individual goals.

Equity-Based Incentive Awards. Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our named executive officers. The board of directors is responsible for approving equity grants. We have historically used stock options as the primary incentive for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at the fair market value of our common stock at the date of grant. We have also granted restricted stock awards from time to time. We may grant equity awards at such times as our board of directors determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option or restricted stock award in connection with their commencement of employment. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance. All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of each award. Our stock option awards and restricted stock awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change of control events.

On January 10, 2014, we granted option awards to purchase 215,153 and 59,026 shares of our common stock to Dr. Shah and Mr. Schmid, respectively. These option awards were granted with an exercise price of $6.57 per share and vest over a four-year period, subject to Dr. Shah’s and Mr. Schmid’s continued service with us, as applicable. No awards were granted to Dr. Chowrira during 2014.

Perquisites, Health, Welfare and Retirement Benefits. Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide a medical cash subsidy to any employee, including a named executive officer, who chooses not to participate in our benefit plans described above. We provide a 401(k) plan to our employees, including our current named executive officers.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards as of December 31, 2014 held by our named executive officers.

		Option Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pratik Shah, Ph.D.	1/10/2014	215,153	—	—	$6.57	1/9/2024	—		—	—	—
Pratik Shah, Ph.D.	10/1/2013	—	—	—	—	—	465,983	(3)	—	—	$24,454,788	(4)

John Schmid	1/10/2014	59,026	—	—	$6.57	1/9/2024	—		—	—	—
John Schmid	9/30/2013	—	—	—	—	—	99,306	(5)	—	—	$5,211,579	(4)

Bharatt Chowrira, Ph.D., J.D.	10/10/2013	297,777	—	—	$0.54	10/9/2023	—		—	—	—

(1)	All of the outstanding option awards and stock awards were granted under and subject to the terms of the 2010 Equity Incentive Plan, or the 2010 Plan. As of December 31, 2014, each option award listed in the table above may be exercised at any time prior to vesting and any unvested shares acquired upon such “early exercise” are subject to our right to repurchase that lapses according to the vesting schedule of the option. In addition, all vesting of option awards and stock awards is subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration described below under “Post-Termination Benefits.”
(2)	All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, which, prior to our initial public offering, was determined in good faith by our board of directors.
(3)	Represents the unvested portion of a restricted stock award covering 894,685 shares of our common stock, of which 158,433 shares vested on October 1, 2013, 65,237 shares vested on January 15, 2014 and the remaining shares vest such that 1/48th of the original shares granted vest on the 15th day of each month commencing on February 15, 2014 and ending on January 15, 2017.
(4)	Represents the market value of the unvested shares subject to the restricted stock award based on the closing price of our common stock on December 31, 2014, which was $52.48 per share.
(5)	Represents the unvested portion of a restricted stock award granted to Mr. Schmid pursuant to his offer letter. The shares vest such that 1/48th of the 144,444 shares granted vest on the last day of the month, commencing on October 31, 2013 and ending on September 30, 2017.

Post-Termination Benefits

We believe that reasonable severance benefits for our named executive officers are important because it may be difficult for our named executive officers to find comparable employment within a short period of time. We also believe that it is important to protect our named executive officers in the event of a change of control transaction. In addition, it is our belief that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change of control transactions that may be in the best interests of stockholders. Accordingly, the employment agreements we have entered into with each of our executive officers provide for severance benefits in specified circumstances, as well as benefits in connection with a change of control. We do not provide our executives with gross ups under the employment agreements. Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary and unused vacation pay.

Executive Severance Plan: In December 2013, our board of directors approved an executive severance benefit plan, or the severance plan, that provides each of our executive officers, including Mr. Schmid and Dr. Chowrira but not including Dr. Shah, potential severance benefits. Under the severance plan, if we terminate the executive’s employment without cause or if the executive terminates employment for good reason, subject to the executive’s execution of an effective release and waiver of claims in favor of us, the executive is entitled to continued payment of base salary for six months following termination and accelerated vesting of stock awards subject to time-based vesting as if the executive had completed an additional six months of employment with us. These severance payments are subject to reduction or elimination in the event that the executive receives compensation during such six month period from full time services with another entity. In addition, if the executive’s termination without cause or resignation for good reason occurs within 30 days before or 12 months following a change of control, subject to the executive’s execution of an effective release and waiver of claims in favor of us, the executive is entitled to continued payment of base salary for 12 months following termination and accelerated vesting of stock awards in full. The severance plan supersedes any severance benefits the executive is entitled to under his offer letter or employment agreement with us.

Potential payments upon termination or change of control:

Dr. Shah. Pursuant to his offer letter agreement, if we terminate Dr. Shah’s employment without cause or if Dr. Shah terminates his employment as a result of a constructive termination, in each case prior to the 30 days prior to a change of control or more than 12 months following a change of control, subject to his execution of an effective release and waiver of claims in favor of us, Dr. Shah will receive (1) continued payment of his base salary for 12 months, (2) a pro-rated portion of any annual bonus that Dr. Shah would have earned based on achievement of milestones during the 12-month period following his termination, as determined by the board of directors, (3) payment for continued health benefits under COBRA for up to 12 months and (4) accelerated vesting of all of his outstanding stock awards as if he had completed an additional 12 months of employment with us. If we terminate Dr. Shah’s employment without cause or if Dr. Shah terminates his employment as a result of a constructive termination, in each case within the 30 days prior to a change of control or the 12 months following a change of control, subject his execution of an effective release and waiver of claims in favor of us, Dr. Shah will receive (1) continued payment of his base salary for 12 months, (2) any committed annual bonus under his employment agreement for the year of such termination, if applicable, (3) any annual bonus that Dr. Shah would have earned based on achievement of milestones during the 12-month period following this termination, as determined by the board of directors, (4) payment for continued health benefits under COBRA for up to 12 months and (5) accelerated vesting of all of his outstanding stock awards in full.

Mr. Schmid. Mr. Schmid’s offer letter agreement provides for severance benefits under certain circumstances, however such severance provisions are superseded by the executive severance benefit plan, the terms of which are described above.

Dr. Chowrira. Dr. Chowrira’s offer letter agreement provides for severance and change of control benefits under certain circumstances, however such severance and change of control provisions are superseded by the executive severance benefit plan, the terms of which are described above.

For purposes of Dr. Shah’s offer letter agreement:

•	“cause” generally means Dr. Shah’s (1) willful failure to substantially perform assigned duties or responsibilities that is not cured within 30 days following written notice; (2) engaging in any act of fraud, embezzlement or other illegal conduct detrimental to us; (3) willful violation of any federal or state law or regulation applicable to our business; (4) material breach of any confidentiality agreement or invention assignment agreement with us, if not cured to our satisfaction within 30 days of written notice; or (5) conviction of or entering a plea of nolo contendere to a felony involving an act of moral turpitude.

•	“change of control” generally means (1) our acquisition by another entity by means of any transaction or series of related transactions (including any reorganization, merger or consolidation or stock transfer, but excluding such transaction effected primarily for the purpose of changing our domicile), unless our stockholders immediately prior to such transaction hold more than 50% of the voting power of the surviving or acquiring entity immediately after such transaction and excluding our sale of securities for the primary purpose of raising additional funds; or (2) a sale, lease or exclusive license or other disposition of all or substantially all of our assets, other than to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership in us immediately prior to such sale, lease, exclusive license or other disposition.

•	“constructive termination” generally means Dr. Shah’s termination of employment due to any of the following events after giving us written notice and an opportunity to cure (1) a material breach of his offer letter agreement with us; (2) a material reduction in duties, authority or responsibilities; (3) a material reduction in base salary, other than a reduction of less than 15% applicable to all of our senior management; or (4) our relocation of the principal place for performance of Dr. Shah’s duties to a location outside of San Diego County, California, that requires a one-way increase in his commuting distance of more than 50 miles.

For purposes of the severance plans for Mr. Schmid and Dr. Chowrira, the definition of “cause” and “change of control” have the same general meaning as in Dr. Shah’s offer letter agreement described above except that the severance plan also defines “cause” as a participant’s material breach of an employment, consulting or other agreement with us, if such breach is not cured within 30 days of written notice, and a participant’s indictment for a felony involving an act of moral turpitude. “Good reason” for purposes of the severance plan generally means the following events, conditions or actions taken by us with respect to the executive without cause and without the executive’s express written consent: (1) a material reduction in annual base salary other than in connection with a comparable reduction affecting all officers at such executive’s level; (2) a material reduction in the executive’s authority, duties or responsibilities; (3) a relocation of the executive’s principal place of employment to a location outside of San Diego County that increases the executive’s one-way commute by more than 50 miles; or (4) a material breach by us of such executive’s offer letter, employment agreement or similar agreement with us.

Director Compensation

Prior to February 2014, we had not paid cash compensation to directors for their service on our board of directors nor had we paid equity compensation to our non-employee directors who were nominated by our principal stockholders for service on our board of directors. Alternatively, we provided equity compensation to our non-employee directors who were not nominated by our principal stockholders from time to time when we determined appropriate.

In February 2014, our board of directors adopted a new compensation policy that is applicable to all of our non-employee directors. Our board of directors approved amendments to this compensation policy in May 2014 and January 2015. This compensation policy provides that each such non-employee director is entitled to receive the following compensation components, in addition to reimbursement for out-of-pocket expenses, for service on our board of directors:

Cash Component— Our non-employee directors are eligible to receive the following cash compensation:

•	each director receives an annual retainer of $40,000;

•	the chairman of the board receives an additional annual retainer of $25,000;

•	the lead independent director of the board receives an additional annual retainer of $20,000;

•	an additional annual retainer is paid to the non-employee director serving as (1) the chairman of our audit committee equal to $7,500, (2) the chairman of our compensation committee equal to $5,000, and (3) the chairman of our nominating and corporate governance committee equal to $3,500;

•	audit, compensation and nominating and corporate governance committee members (other than the committee chairmen) receive an additional annual retainer equal to $7,500 for audit committee members, $5,000 for compensation committee members and $3,500 for nominating and corporate governance committee members.

Fees are paid to our non-employee directors in four equal quarterly installments. In addition, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our board and committees of our board.

Equity Component—Any non-employee director when first elected or appointed to our board is granted a non-qualified option to purchase 20,000 shares of our common stock on the date of his or her initial election or appointment. Such options will have an exercise price per share equal to the fair market value of our common stock on the date of grant. In addition, on the date of each annual meeting of our stockholders, each non-employee director is eligible to receive a non-qualified option to purchase an additional 5,000 shares of our common stock and a restricted stock unit award covering 2,500 shares of our common stock. Each of these option grants and restricted stock unit awards vest on the one year anniversary of the date of the grant, subject to the director’s continuing service on our board of directors on those dates. Further, the term of each option granted to non-employee directors shall be ten years.

Pursuant to the adoption of the compensation policy, we began paying cash compensation to non-employee directors effective February 2014. Further, upon the appointment of Ms. Bleil and Mr. Greer to our board of directors in May 2014, each were granted initial option grants to purchase 20,000 shares of our common stock. Also in May 2014, our board of directors determined it was in the best interests of the Company to grant Mr. Proehl and Mr. Schneider each an option to purchase 6,667 shares of our common stock, which made their previous award grants consistent with the new compensation policy. Mr. Proehl and Mr. Schneider had previously been granted options to purchase shares of our common stock in connection with their appointment to the board of directors in January 2014. More specifically, Mr. Proehl was granted an option to purchase 13,333 shares of our common stock with an exercise price of $6.57 per share that vested on the one year anniversary of the date of grant. Mr. Schneider was granted an option to purchase 13,333 shares of our common stock effective and contingent upon the pricing of our initial public offering, at an exercise price per share equal to the price per share at which our common stock was first sold to the public in our initial public offering, which was $12.00 per share. Mr. Schneider’s option grant vested on the one year anniversary of the date of grant.

Each of the option grants described above vest and become exercisable subject to the director’s continuous service to us, provided that each option will vest in full upon a change of control (as defined under our 2014 Equity Incentive Plan, or the 2014 Plan). The term of each option will be 10 years, subject to earlier termination as provided in the 2014 Plan, except that the post-termination exercise period will be 12 months from the date of termination, if such termination is other than for cause or due to death or disability.

Director Compensation Table

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2014 to each of our non-employee directors:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lynn D. Bleil (3)	$25,132	$—	$246,048	$—	$—	$—	$271,180
David Collier, M.D. (4)	$—	$—	$—	$—	$—	$—	$—
Rod Ferguson, Ph.D.	$39,392	$—	$—	$—	$—	$—	$39,392
R. Scott Greer(3)	$31,007	$—	$246,048	$—	$—	$—	$277,055
Gerald Proehl(5)	$45,931	$—	$142,533	$—	$—	$—	$188,464
Sepehr Sarshar, Ph.D.	$38,486	$—	$—	$—	$—	$—	$38,486
Samuel Saks (6)	$—	$—	$—	$—	$—	$—	$—
Phillip Schneider	$45,278	$—	$189,574	$—	$—	$—	$234,852
Alex Zisson	$47,542	$—	$—	$—	$—	$—	$47,542

(1)	Dr. Shah was also a director during 2014; as a named executive officer, his compensation is fully reflected in the “Summary Compensation Table” above. Dr. Shah did not receive any compensation in 2014 for services he provided as a member of our board of directors.
(2)	The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized, or that may be realized, by our non-employee directors. These amounts reflect the grant date fair value of the options awarded to each of our non-employee directors during 2014, calculated using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 2 of the “Notes to Financial Statements” included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015. The aggregate number of shares subject to stock options outstanding at December 31, 2014 for each of our non-employee directors is as follows:

Name(1)	Aggregate number of Stock Awards Outstanding at December 31, 2014 (#)	Aggregate number of Option Awards Outstanding at December 31, 2014 (#)
Lynn D. Bleil (3)	—	20,000
David Collier, M.D. (4)	—	—
Rod Ferguson, Ph.D.	—	—
R. Scott Greer(3)	—	20,000
Gerald Proehl(5)	—	20,000
Sepehr Sarshar, Ph.D.	—	—
Samuel Saks (6)	46,248	82,789
Phillip Schneider	—	20,000
Alex Zisson	—	—

(3)	Ms. Bleil and Mr. Greer were appointed to our board on May 6, 2014.
(4)	Dr. Collier resigned from the board of directors effective January 7, 2014.
(5)	Mr. Proehl was appointed to our board on January 7, 2014.
(6)	Dr. Saks became an executive officer in November 2013 and he received no compensation as a director in 2014. As an executive officer, Dr. Saks earned a base salary of $173,125 and a discretionary bonus of $282,500 for 2014. We also paid Dr. Saks’ life and disability premiums of $1,317 in 2014. No equity awards were granted to Dr. Saks in 2014.

We do not generally provide perquisites to our directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, about our common stock that may be issued upon exercise of stock options granted to employees, consultants and members of our board of directors under all existing equity compensation plans, including our 2014 Plan and our 2010 Plan. The table also includes common stock that may be purchased pursuant to our 2014 Employee Stock Purchase Plan, or the ESPP.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Plan Category:
Equity compensation plans approved by security holders	1,992,012	(1)	$10.30	(2)	1,297,666	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,992,012		$10.30	(2)	1,297,666	(3)

(1)	Of these shares of common stock 1,361,345 shares were subject to outstanding stock options under the 2014 Plan and 630,667 shares were subject to outstanding stock options under the 2010 Plan. The number does not include 608,968 nonvested shares of restricted stock that were issued pursuant to our 2010 Plan and are subject to repurchase.
(2)	The weighted-average exercise price in column (b) includes the weighted-average exercise price of outstanding stock options only.
(3)	Includes 1,022,281 shares reserved for issuance under our 2014 Plan and 275,385 shares reserved for issuance under our ESPP. The 2014 Plan and ESPP contain “evergreen” provisions which allows for annual increases in the number of shares available for future issuance on January 1 of each year through and including January 1, 2024. The 2014 Plan provides for an increase of 4% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The ESPP provides for an increase of an amount equal to the lesser of 530,000 shares or one percent of all shares of our capital stock outstanding as of December 31st of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of such increase in any given year. On January 1, 2015, the initial automatic increases pursuant to the 2014 Equity Incentive Plan and ESPP occurred, resulting in 1,109,847 and 277,461 additional shares available for future grant under the 2014 Equity Incentive Plan and ESPP, respectively.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2015, except as noted in the footnotes below, for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers (as defined above in Item 10);

•	each of our directors; and

•	all of our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each executive officer, director or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options or warrants held by such persons on March 31, 2015 that are exercisable as of May 30, 2015, which is 60 days after March 31, 2015. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of beneficial ownership is based on 31,834,373 shares of common stock outstanding as of March 31, 2015.

Unless otherwise indicated, the address for the following stockholders is c/o Auspex Pharmaceuticals, Inc., 3333 N. Torrey Pines Court, Suite 400, San Diego, California 92037.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% or Greater Stockholders:
Thomas, McNerney & Partners II, L.P. and affiliates(1) 3366 N. Torrey Pines Court, Suite 200 San Diego, CA 92037	4,835,731	15.2%
Deerfield Management Co(2) 780 Third Avenue, 37th Floor New York, NY 10017	4,449,103	14.0%
CMEA Ventures VII, L.P. and affiliates(3) One Letterman Drive Building C, Suite CM500 San Francisco, CA 94129	3,027,224	9.5%
Panorama Capital, L.P.(4) 1999 South Bascom Avenue, Suite 700 Campbell, CA 95008	2,500,589	7.9%
FMR LLC (5) 245 Summer Street Boston, MA 02210	1,792,398	5.6%
Named Executive Officers and Directors:
Pratik Shah, Ph.D.(6)	1,134,836	3.5%
John Schmid(7)	205,969	*
Bharatt Chowrira, Ph.D., J.D.(8)	308,340	1.0%
Samuel Saks, M.D.(9)	118,251	*
Lynn D. Bleil(10)	20,000	*
Rod Ferguson, Ph.D.(11)	2,500,589	7.9%
R. Scott Greer(12)	27,190	*
Gerald T. Proehl(13)	21,466	*
Sepehr Sarshar, Ph.D.(14)	242,574	*
Phillip M. Schneider(15)	20,000	*
Alex Zisson(16)	4,835,731	15.2%
Executive officers and directors as a group (12 persons)(17)	9,548,494	29.2%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)	Includes (a) 4,768,041 shares of common stock held by Thomas, McNerney & Partners, or TMP, II, L.P., (b) 49,805 shares of common stock held by TMP Nominee II, LLC, or TMPN II, and (c) 17,885 shares of common stock held by TMP Associates II, L.P., or TMPA II. Thomas, McNerney & Partners II, LLC, or TMP II LLC, the general partner of TMP and TMPA II, has voting and dispositive power over the shares held by TMP and TMPA II. In addition, TMPN II has entered into an agreement with TMP II LLC that directs TMPN II to vote and dispose of securities held by TMPN II in the same manner as directed by TMP II LLC with respect to TMP and TMPA II.
(2)	Based solely upon a Form 4 filed with the SEC on January 28, 2015 by James Flynn on behalf of himself, Deerfield Management Company, L.P. and its affiliated entities, reporting beneficial ownership as of February 10, 2014. Includes (a) 1,182,943 shares of common stock held by Deerfield International Master Fund, L.P., (b) 973,379 shares of common stock held by Deerfield Private Design International II, L.P., (c) 953,286 shares of common stock held by Deerfield Partners, L.P., (d) 849,426 shares of common stock held by Deerfield Private Design Fund II, L.P. and (e) 490,069 shares of common stock held by Deerfield Special Situations Fund, L.P. Deerfield Mgmt, L.P. is the general partner and Deerfield Management Company, L.P. is the investment manager of each of Deerfield Special Situations Fund, L.P., Deerfield Special Situations International Master Fund, L.P., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, the “Deerfield Funds”). Mr. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Each of Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and Mr. Flynn may be deemed to beneficially own the shares held by the Deerfield Funds.

(3)	Based solely upon a Form 4 filed with the SEC on February 24, 2015, includes (a) 2,770,521 shares of common stock and 180,974 shares of common stock issuable upon the exercise of warrants held by CMEA, and (b) 71,089 shares of common stock and 4,640 shares of common stock issuable upon the exercise of outstanding warrants held by CMEA Ventures VII (Parallel), L.P., or CMEA (Parallel).
(4)	Represents shares of common stock held by Panorama. Dr. Ferguson, Chris Albinson and Shahan Soghikian, as Managing Directors of Panorama Capital, LLC, share voting and investment authority over the shares held by Panorama.
(5)	Represents shares of common stock owned by funds affiliated with FMR LLC at March 31, 2015 based solely upon the entity’s Schedule 13G/A, as filed with the SEC on April 10, 2015.
(6)	Includes (a) 894,685 shares of common stock acquired from a restricted stock grant to Dr. Shah, 372,787 shares of which are subject to a right of repurchase by us as of May 30, 2015, and (b) 231,818 shares of common stock that Dr. Shah has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options, 143,436 of which will be unvested but exercisable as of May 30, 2015.
(7)	Includes (a) 144,444 shares of common stock acquired from a restricted stock grant to Mr. Schmid, 87,269 shares of which are subject to a right of repurchase by us as of May 30, 2015, and (b) 61,525 shares of common stock that Mr. Schmid has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options, 39,352 of which will be unvested but exercisable as of May 30, 2015.
(8)	Includes (a) 7,231 shares of common stock and (b) 301,109 shares of common stock that Dr. Chowrira has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options, 179,908 of which will be unvested but exercisable as of May 30, 2015.
(9)	Includes (a) 4,258 shares of common stock held by Dr. Saks, (b) 61,664 shares of common stock acquired from a restricted stock grant to Dr. Saks, 37,255 of which are subject to a right of repurchase from us as of May 30, 2015, and (c) 52,329 shares of common stock that Dr. Saks has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options.
(10)	Represents shares of common stock Ms. Bleil has the right to acquire pursuant to outstanding options that are exercisable within 60 days of March 31, 2015.
(11)	Includes the shares of capital stock referred to in footnote (5) above. Dr. Ferguson is a managing director at Panorama and shares the voting and investment control over the shares owned by Panorama; however, Dr. Ferguson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests therein.
(12)	Includes (a) 7,190 shares of common stock held by Mr. Greer and (b) 20,000 shares of common stock that Mr. Greer has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options.
(13)	Includes (a) 1,466 shares of common stock held by Mr. Proehl and (b) 20,000 shares of common stock that Mr. Proehl has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options.
(14)	Includes 12,964 shares of common stock acquired upon the early exercise of stock options by Dr. Sarshar that are subject to a right of repurchase by us as of May 30, 2015.
(15)	Represents shares of common stock that Mr. Schneider has the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options.
(16)	Includes the shares of capital stock referred to in footnote (1) above. TMP II LLC is the general partner of TMP and TMPA II and has entered into an agreement with TMPN II that directs TMPN II to vote and dispose of securities held by TMPN II in the same manner as directed by TMP II LLC with respect to TMP and TMPA II. Mr. Zisson is a manager of TMP II LLC and thus shares voting and investment control, directly or indirectly, over the shares owned by TMP, TMPA II and TMPN II; however, Mr. Zisson disclaims beneficial ownership of such shares, except to the extent of his pecuniary interests therein.
(17)	Includes (a) 8,709,148 shares of common stock beneficially owned by all current executive officers and directors as a group (including 983 shares of common stock owned by Dr. David Stamler, our Chief Medical Officer), 510,275 of which were acquired from a restricted stock grant and are subject to a right of repurchase by us as of May 30, 2015, and (b) 839,346 shares that all current executive officers and directors as a group have the right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options (including 112,565 shares of common stock that Dr. Stamler has a right to acquire from us within 60 days of March 31, 2015 pursuant to the exercise of stock options), 378,538 of which will be unvested but exercisable as of May 30, 2015 (including the 15,842 shares that Dr. Stamler has a right to acquire pursuant to the exercise of stock options).

In addition to the amounts set forth in the foregoing table, in connection with our agreement and plan of merger with Teva Pharmaceutical Industries Ltd., or Teva, and Aurum Merger Sub, Inc., or Purchaser, dated March 29, 2015, Thomas, McNerney & Partners II, L.P. and affiliates, Panorama Capital, L.P., Dr. Shah, Mr. Schmid, Dr. Chowrira, Ms. Dorsey Bleil, Dr. Ferguson, Mr. Greer, Mr. Proehl, Dr. Sarshar, Dr. Saks, Mr. Schneider, Mr. Zisson and Dr. Stamler entered into a tender and support agreement with Purchaser and Teva, pursuant to which Teva and Purchaser may be deemed to be the beneficial holder of an aggregate of 9,548,494 shares of our common stock (or approximately 29.2%) as of March 31, 2015. According to their Schedule 13D filed on April 8, 2015, Teva and Purchaser expressly disclaim beneficial ownership of any shares of our common stock covered by the tender and support agreement. The address of the principal executive office of Teva is 5 Basel Street, P.O. Box 3190, Petach Tikva 4951033, Israel. Purchaser’s principal executive offices and corporate headquarters are located at c/o Teva Pharmaceuticals USA, Inc., 1090 Horsham Road, North Wales, Pennsylvania 19454.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

Related-Party Transactions Policies and Procedures

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

Certain Related-Party Transactions

The following includes a summary of transactions since January 1, 2012 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Item 11.

Loan arrangements

Since January 1, 2012, we have entered into various loan arrangements with beneficial owners of more than 5% of our capital stock or entities affiliated with certain of our directors, pursuant to which we have issued convertible promissory notes and warrants. The participants in these loan arrangements included the following holders of more than 5% of our capital stock, or entities affiliated with them, or entities affiliated with certain of our directors. The following table presents the aggregate principal amount of convertible promissory notes issued to these related parties in these loan arrangements:

Name(1)	Aggregate principal amount of notes
Thomas, McNerney & Partners(2)	$3,395,000
CMEA Capital(3)	$2,425,000
Sloan Biotech Fund(4)	$180,000

(1)	Additional detail regarding these stockholders and their equity holdings is provided in Item 12.
(2)	Consisted of $3,347,469 aggregate principal amount of notes issued to TMP, $34,969 aggregate principal amount of notes issued to TMP Nominee II, LLC and $12,562 aggregate principal amount of notes issued to TMP Associates II, L.P.
(3)	Consisted of $2,364,375 aggregate principal amount of notes issued to CMEA and $60,625 aggregate principal amount of notes issued to CMEA Ventures VII (Parallel), L.P.
(4)	Consisted of $90,000 aggregate principal amount of notes issued to Sloan Biotech Fund and $90,000 aggregate principal amount of notes issued to Sloan Biotech Fund II.

In October 2012, the holders of our outstanding convertible promissory notes agreed to the cancellation of their notes in exchange for an aggregate of 11,012,456 shares of our Series D Preferred Stock.

In addition to convertible promissory notes, each lender received warrants to purchase shares of our preferred stock in each debt financing. Upon the completion of our initial public offering in February 2014, the outstanding warrants became exercisable for shares of our common stock. The following table presents the aggregate number of shares of common stock issuable upon exercise of the warrants issued to each lender in connection with the loan arrangements described above:

Name(1)	Warrants to purchase shares of common stock(2)
Thomas, McNerney & Partners(3)	90,228
CMEA Capital(4)	64,449

(1)	Additional detail regarding these stockholders and their equity holdings is provided in Item 12.
(2)	The warrants were originally exercisable for Series C Preferred Stock but became exercisable for Series D Preferred Stock upon the closing of the Series D Preferred Stock financing and then became exercisable for common stock upon the completion of our initial public offering.
(3)	Consists of (a) 88,966 shares of common stock issuable upon exercise of warrants issued to TMP, (b) 929 shares of common stock issuable upon exercise of warrants issued to TMP Nominee II, LLC and (c) 333 shares of common stock issuable upon exercise of warrants issued to TMP Associates II, L.P.
(4)	Consists of (a) 62,838 shares of common stock issuable upon exercise of warrants issued to CMEA and (b) 1,611 shares of common stock issuable upon exercise of warrants issued to CMEA Ventures VII (Parallel), L.P.

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

Name(1)	Shares of Series D Preferred Stock	Purchase Price
Thomas, McNerney & Partners(2)	9,039,190	$7,791,782
CMEA Capital(3)	6,456,566	$5,565,560
Panorama Capital, L.P.	4,350,349	$3,750,001
Sloan Biotech Fund(4)	447,096	$385,397

(1)	Additional detail regarding these stockholders and their equity holdings is provided in Item 12.
(2)	Consists of (a) 8,912,642 shares of Series D Preferred Stock issued to TMP for an aggregate purchase price of $7,682,697, (b) 93,104 shares of Series D Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $80,256 and (c) 33,444 shares of Series D Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $28,829.
(3)	Consists of (a) 6,295,153 shares of Series D Preferred Stock issued to CMEA for an aggregate purchase price of $5,426,422 and (b) 161,413 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $139,138.
(4)	Consists of (a) 223,548 shares of Series D Preferred Stock issued to Sloan Biotech Fund for an aggregate purchase price of $192,699 and (c) 223,548 shares of Series D Preferred Stock issued to Sloan Biotech Fund II for an aggregate purchase price of $192,698.

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

Name(1)	Shares of Series D Preferred Stock	Purchase Price
Thomas, McNerney & Partners(2)	719,017	$619,793
CMEA Capital(3)	513,584	$442,709
Panorama Capital, L.P.	1,087,587	$937,500

(1)	Additional detail regarding these stockholders and their equity holdings is provided in Item 12.
(2)	Consists of (a) 708,950 shares of Series D Preferred Stock issued to TMP for an aggregate purchase price of $611,115, (b) 7,406 shares of Series D Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $6,384 and (c) 2,661 shares of Series D Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $2,294.
(3)	Consists of (a) 500,744 shares of Series D Preferred Stock issued to CMEA for an aggregate purchase price of $431,641 and (b) 12,840 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $11,068.

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

Name(1)	Shares of Series D Preferred Stock	Purchase Price
Thomas, McNerney & Partners(2)	2,157,047	$1,859,375
CMEA Capital(3)	1,540,748	$1,328,125
Panorama Capital, L.P.	3,262,762	$2,812,501

(1)	Additional detail regarding these stockholders and their equity holdings is provided in Item 12.
(2)	Consists of (a) 2,126,849 shares of Series D Preferred Stock issued to TMP for an aggregate purchase price of $1,833,344, (b) 22,218 shares of Series D Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $19,152 and (c) 7,980 shares of Series D Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $6,879.
(3)	Consists of (a) 1,502,230 shares of Series D Preferred Stock issued to CMEA for an aggregate purchase price of $1,294,922 and (b) 38,518 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $33,203.

Immediately prior to the completion of our initial public offering in February 2014, all of the outstanding shares of Series D Preferred Stock were converted to shares of common stock at a conversion ratio of one-for-4.5.

Series E Preferred Stock Financing

In December 2013, we entered into a Series E Preferred Stock Purchase Agreement, or the Series E Purchase Agreement, pursuant to which we issued and sold an aggregate of 11,336,481 shares of our Series E Preferred Stock, at a purchase price of $1.724 per share, for an aggregate purchase price of $19,544,093. The following table sets forth the number of shares of Series E Preferred Stock purchased by holders of more than 5% of our common stock or entities affiliated with them at the initial closing of the preferred stock financing:

Name(1)	Shares of Series E Preferred Stock	Purchase Price
Panorama Capital, L.P.	2,266,952	$3,908,225
CMEA Capital(2)	1,397,873	$2,409,933
Thomas, McNerney & Partners(3).	1,118,298	$1,927,946

(1)	Additional detail regarding these stockholders and their equity holdings is provided in Item 12.
(2)	Consists of (a) 1,362,926 shares of Series E Preferred Stock issued to CMEA Ventures VII, L.P. for an aggregate purchase price of $2,349,684 and (b) 34,947 shares of Series D Preferred Stock issued to CMEA Ventures VII (Parallel), L.P. for an aggregate purchase price of $60,249.
(3)	Consists of (a) 1,102,642 shares of Series E Preferred Stock issued to Thomas, McNerney & Partners II, L.P. for an aggregate purchase price of $1,900,955, (b) 11,518 shares of Series E Preferred Stock issued to TMP Nominee II, LLC for an aggregate purchase price of $19,857 and (c) 4,138 shares of Series E Preferred Stock issued to TMP Associates II, L.P. for an aggregate purchase price of $7,134.

Immediately prior to the completion of our initial public offering in February 2014, all of the outstanding shares of Series D Preferred Stock were converted to shares of common stock at a conversion ratio of one-for-4.5.

Certain of our directors have affiliations with the investors that participated in the loan arrangements and preferred stock financings described above, as indicated in the table below:

Director	Investor
Rod Ferguson, Ph.D.	Panorama Capital, L.P.
Sepehr Sarshar, Ph.D.	Sloan Biotech Fund
Pratik Shah, Ph.D.	Thomas, McNerney & Partners
Alex Zisson	Thomas, McNerney & Partners

Investor agreements

In connection with our preferred stock financings, we entered into amended and restated investors’ rights, voting and right of first refusal and co-sale agreements containing voting rights, information rights, rights of first refusal and registration rights, among other things, with certain holders of our preferred stock and certain holders of our common stock, including all of the holders of more than 5% of our capital stock. These stockholder agreements terminated upon the completion of our initial public offering in February 2014, except for the amended and restated investor rights agreement, which terminates at such time that Rule 144, or another similar exemption under the Securities Act, is available for the sale of all of a holder’s shares without registration in any three-month period, and contains certain registration rights, as follows:

Under our amended and restated investor rights agreement entered into in connection with the Series E Financing, the holders of common stock that was issued upon conversion of all of our preferred stock in connection with the completion of our initial public offering in February 2014, or their transferees, have the right to require us to register their shares with the SEC so that those shares may be publicly resold, or to include their shares in any registration statement we file. Such shares of common stock are hereinafter referred to as the “Registrable Securities.”

Demand registration rights. At any time, the holders of a majority of the Registrable Securities having registration rights have the right to demand that we file a registration statement under the Securities Act to register the Registrable Securities requested to be registered by the holders of Registrable Securities. These registration rights are subject to specified conditions and limitations, including a limitation on the number of such registration statements that can be demanded by the holders of Registrable Securities, restrictions on the exercise of such demand registration rights during periods of time that may be detrimental to the Company and its stockholders, and the right of the underwriters to limit the number of shares of Registrable Securities included in any such registration under certain circumstances.

Form S-3 registration rights. If we are eligible to file a registration statement on Form S-3, each holder of shares of Registrable Securities having registration rights has the right to demand that we file no more than one registration statement for the holders on Form S-3 in any 12-month period so long as the aggregate offering price of securities to be sold under the registration statement on Form S-3 is at least $1,000,000, subject to specified exceptions, conditions and limitations.

“Piggyback” registration rights. If we register any securities for public sale, stockholders with registration rights will have the right to include their Registrable Securities in the registration statement, provided that the underwriters of any such underwritten offering will have the right to limit the number of Registrable Securities rights to be included in the registration statement.

Expenses of registration. We will pay all expenses, including for the reasonable fees and costs of one counsel to the holders of Registrable Securities, relating to all demand registrations, Form S-3 registrations and piggyback registrations.

Expiration of registration rights. The registration rights described above will terminate, as to a given holder of Registrable Securities, at any time when such holder can sell all of such holder’s Registrable Securities pursuant to Rule 144 promulgated under the Securities Act during any three-month period.

Director Independence

Our board of directors has determined that all of our directors other than Drs. Shah and Saks are independent directors, as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2014 and 2013, by Ernst & Young LLP.

	2014	2013
Audit Fees(1)	$846,029	$1,017,445
Audit-Related Fees(2)	17,000	3,000
Tax Fees	—	—
All Other Fees(3)	—	—

	$863,029	$1,020,445

(1)	Audit Fees consist of fees billed for professional services performed by Ernst & Young LLP, including out-of-pocket expenses. The amounts presented relate to the audit of our annual financial statements, review of our registration statements on Forms S-1 and S-8, our prospectus supplements and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees consist of fees for professional services performed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit of our annual financial statements and are not reported as Audit Fees, including out-of-pocket expenses. The amounts presented are related to consultation on the accounting treatment or disclosure of transactions or events.
(3)	All Other Fees consist of fees billed in the indicated year for other permissible work performed by Ernst & Young LLP that is not included within the above category descriptions.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. These services may include audit services, audit- related services, tax services and other services. Our audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015 (the “Form 10-K”).

(1) Financial Statements. Consolidated Financial Statements are included in Item 8 of Part II of our Annual Report on Form 10-K as filed with the SEC on March 16, 2015. See the Index to Consolidated Financial Statements on page 77 in Item 8 of Part II of this report for a listing of the financial statements filed as part of the report.

(2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3) List of exhibits required by Items 601 or Regulation S-K. See part (b) below.

(b)	Exhibits. For a list of exhibits filed with this Annual Report on Form 10-K/A, refer to the exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auspex Pharmaceuticals, Inc.

Date: April 23, 2015	By:	/s/ Pratik Shah
Pratik Shah, Ph.D. President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 11, 2014).

3.2	Bylaws, as amended, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-193013), filed with the SEC on January 10, 2014).

4.2	Amended and Restated Investor Rights Agreement, dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193013), filed with the SEC on December 20, 2013).

10.1+	Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-193013), filed with the SEC on December 20, 2013).

10.2+	Auspex Pharmaceuticals, Inc. 2010 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 10, 2014).

10.3+	Auspex Pharmaceuticals, Inc. 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Award Agreement and Restricted Stock Unit Award Grant Notice thereunder (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

10.4+	Auspex Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on January 17, 2014).

10.5+	Auspex Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

10.6+	Offer Letter, dated February 15, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.7+	Amendment to Offer Letter, dated August 25, 2011, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.8+	Amendment to Offer Letter, dated March 6, 2012, by and between the Registrant and Dr. David Stamler (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.9+	Offer Letter, dated September 3, 2013, by and between the Registrant and Mr. John Schmid (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.10+	Offer Letter, dated October 1, 2013, by and between the Registrant and Dr. Pratik Shah (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

Exhibit Number	Description

10.11+	Offer Letter, dated October 7, 2013, by and between the Registrant and Dr. Bharatt Chowrira (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.12+	Offer Letter, dated November 9, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.13*	Patent Assignment Agreement, dated September 8, 2011, by and between the Registrant and Concert Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.14	Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series C Preferred Stock financings (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.15	Form of Warrant to Purchase Preferred Stock issued to participants in the Registrant’s Series D Preferred Stock financings (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.16	Office Lease, dated June 6, 2011, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.17	First Amendment to Lease, dated June 21, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.18	Lease between Mullrock 3 Torrey Pines, LLC and Thomas, McNerney & Partners Trust dated June 6, 2011; Lease Assignment and Assumption Agreement between Thomas, McNerney & Partners Trust and the Registrant dated February 28, 2014; Consent to Assignment of Lease between Mullrock 3 Torrey Pines LLC and the Registrant dated February 17, 2014; and Commencement Letter between Mullrock 3 Torrey Pines, LLC and Thomas, McNerney & Partners Trust dated August 24, 2011 (incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).

10.19	Second Amendment to Lease, dated November 13, 2012, by and between the Registrant and Mullrock 3 Torrey Pines, LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on December 20, 2013).

10.20	Third Amendment to Lease between Mullrock 3 Torrey Pines LLC and the Registrant dated February 14, 2014 (incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2014).

10.21	Fourth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated July 25, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2014).

10.22	Fifth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated November 30, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201387), filed with the SEC on January 7, 2015).

10.23	Sixth Amendment to Lease between Mullrock 3 Torrey Pines, LLC and the Registrant dated December 31, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

Exhibit Number	Description

10.24+	Auspex Pharmaceuticals, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.25+	Letter Agreement, dated December 19, 2013, by and between the Registrant and Dr. Samuel Saks (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.26	Form of Warrant to Purchase Stock issued to Oxford Finance LLC on December 27, 2013 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193013), originally filed with the SEC on December 20, 2013).

10.27	Loan and Security Agreement, dated December 27, 2013, by and between the Registrant and Oxford Finance LLC, as amended on May 2, 2014 and December 31, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-201387, filed with the SEC on January 7, 2015).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

24.1	Power of Attorney. Reference is made to the signature page hereto (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

31.3±	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4±	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 16, 2015).

±	Included in this Report.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.